Form 10-Q
period 1999-09-30
JORE CORP
filed 1999-11-15
CIK 1081207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number: 000-26889


                                JORE CORPORATION
              (Exact Name as Registrant as Specified in Its Order)

          Montana                                    81-0465233
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                             45000 Highway 93 South
                              Ronan, Montana 59864
              (Address of principal executive offices and zip code)


                  Registrant's telephone number: (406) 676-4900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes      No X
                                   ---     ---


As of October 31, 1999, 13,622,800 shares of the Registrant's Common Stock, without par value, were outstanding.

                                JORE CORPORATION

                                    FORM 10-Q

                                      INDEX
                                      -----

------------------------------------------------------- -----------------------
                                                        PAGE NUMBER
------------------------------------------------------- -----------------------
Part I:  Financial Information
Item 1 Financial Statements
------------------------------------------------------- -----------------------
        Consolidated Balance
        Sheet as of December 31, 1998 and
        September 30, 1999                                            2
        ------------------------------------------------------- ---------------
        Consolidated Statements
        of Operations for the Three and
        Nine Months Ended September 30,
        1999 and 1998                                                 3
        ------------------------------------------------------- ---------------
        Consolidated Statements
        of Cash Flows for the
        Nine Months Ended September
        30, 1999 and 1998                                             4
        ------------------------------------------------------- ---------------
        Notes to Consolidated
        Financial Statements                                          6
---------------------------------------------------------------- --------------
Item 2    Management's Discussion and
Analysis of Financial Condition and
Results of Operations                                                 9
---------------------------------------------------------------- --------------
Item 3    Qualitative And Quantitative
Disclosures About Market Risk                                         27
---------------------------------------------------------------- --------------
PART II.  OTHER INFORMATION
---------------------------------------------------------------- --------------
Item 1    Legal Proceedings                                           27
---------------------------------------------------------------- --------------
Item 2    Changes in Securities                                       29
---------------------------------------------------------------- --------------
Item 4    Submission of Matters to a Vote
of Security Holders                                                   30
---------------------------------------------------------------- --------------
Item 6    Exhibits and Reports on Form 8-K                            31
---------------------------------------------------------------- --------------
Signatures                                                            31
---------------------------------------------------------------- --------------

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                JORE CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,          December 31,
                                                                                            1999                  1998
                                                                                  --------------------------------------------
                                                                                        (unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                                     $ 10,143,260           $ 34,736
Securities                                                                                       1,500,545                  -
Accounts receivable net allowance for doubtful accounts of $15,845 and $0                       12,855,561         14,672,275
Allowances                                                                                               -                  -
Notes receivable                                                                                    25,000             53,576
Shareholder notes receivable                                                                     2,876,128          1,350,788
Notes receivable from affiliates                                                                         -             83,917
Other receivables                                                                                   72,807             38,461
Inventory                                                                                       22,148,025          8,182,542
Deferred tax asset                                                                                 271,274
Prepaid expense and other current assets                                                           567,196            695,076
                                                                                  --------------------------------------------
Current assets                                                                                  50,459,796         25,111,371

Property, plant and equipment, net                                                              42,706,472         19,815,544
Intangibles & other long-term assets, net                                                        1,457,889          1,035,667

                                                                                  --------------------------------------------
Total Assets                                                                                   $94,624,157        $45,962,582
                                                                                  --------------------------------------------
                                                                                  --------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $ 15,286,216        $ 7,106,060
  Accrued expenses                                                                               7,269,914          2,073,702
  Operating line of credit                                                                      11,733,392         13,524,805
  Notes payable                                                                                  1,252,745                  -
  Other current liabilities                                                                        401,946            125,026
  Shareholder note payable                                                                         119,052            256,061
  Income taxes payable                                                                               9,742
  Current portion of long-term debt                                                              2,645,553          1,998,192
                                                                                  --------------------------------------------
     Total current liabilities                                                                  38,718,560         25,083,846

Long-term debt, net of current portion                                                          16,791,607         14,589,346
Deferred income tax liabilities                                                                  1,853,162                  -
                                                                                  --------------------------------------------
  Total liabilities                                                                             57,363,329         39,673,192
Shareholders' equity:
Preferred stock, no par value
  Authorized, 30,000,000 shares; issued and
  outstanding, 0 shares                                                                                  -
Common stock, no par value
  Authorized, 100,000,000 shares; issued and
  outstanding, 13,222,800 and 9,508,544 respectively                                            35,147,714          1,694,931
Deferred compensation -stock options                                                                (3,893)            (4,868)
Retained earings                                                                                 2,117,007          4,599,327
                                                                                  --------------------------------------------
     Total shareholders' equity                                                                 37,260,828          6,289,390

                                                                                  --------------------------------------------
Total                                                                                          $94,624,157        $45,962,582
                                                                                  --------------------------------------------
                                                                                  --------------------------------------------
                                                                                                         -                  -

                 See notes to consolidated financial statements.

                                JORE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                                  1999            1998             1999                1998
                                                           --------------------------------------------------------------------
                                                           (unaudited)          (unaudited)      (unaudited)        (unaudited)

Net revenues                                               $ 14,378,247         $ 10,548,442     $ 32,435,432      $ 25,429,898
Cost of goods sold                                            9,281,937            7,410,950       22,026,458        17,231,384
                                                           --------------------------------------------------------------------
  Gross profit                                                5,096,310            3,137,492       10,408,974         8,198,514

Operating expenses:
  Product development                                           267,688              102,368          492,955           206,568
  Sales & marketing                                             821,839              596,639        1,580,662         1,307,388
  General & administrative                                    1,618,305              630,035        3,935,340         1,774,496
                                                           --------------------------------------------------------------------
     Total operating expenses                                 2,707,832            1,329,042        6,008,957         3,288,452
                                                           --------------------------------------------------------------------

Other expense:
  Interest Expense                                            1,087,917              367,535        2,135,422           887,130
  Other Expense                                                 (18,646)              19,911          (11,236)          117,531
                                                           --------------------------------------------------------------------
     Net Other Expenses                                       1,069,271              387,446        2,124,186         1,004,661
                                                           --------------------------------------------------------------------

Income before extraordinary item and income taxes             1,319,207            1,421,004        2,275,831         3,905,401

Extraordinary item:
  Loss related to early retirement of debt, net of taxes      1,017,026                 --          1,010,319                --
                                                           --------------------------------------------------------------------
  Income before taxes                                           302,181            1,421,004        1,265,512         3,905,401

Provision for income taxes                                       25,239                   --           31,947                --
                                                           --------------------------------------------------------------------
  Net income (loss)                                        $    276,942         $  1,421,004     $  1,233,565      $  3,905,401
                                                           --------------------------------------------------------------------
                                                           --------------------------------------------------------------------

Income before extraordinary item and income taxes
  per common share:
     Basic                                                 $       0.13         $       0.15     $       0.24      $       0.42
     Diluted                                               $       0.13         $       0.15     $       0.23      $       0.42
Net income (loss) per common share:
     Basic                                                 $       0.03         $       0.15     $       0.13      $       0.42
     Diluted                                               $       0.03         $       0.15     $       0.13      $       0.42
Shares used in calculation of net income per share
     Basic                                                    9,844,539            9,398,087        9,631,173         9,394,240
     Diluted                                                 10,130,204            9,398,087        9,817,036         9,394,240

Pro forma data (unaudited):
  Net income (loss)                                        $    302,181         $  1,421,004     $  1,265,512      $  3,905,401
  Proforma provision (benefit) for income taxes                 120,562              533,480          493,400         1,466,605
Pro forma net income (loss)                                $    181,619         $    887,524     $    772,112      $  2,438,796

Pro forma net income per common share:
  Basic                                                    $       0.02         $       0.09     $       0.08      $       0.26
  Diluted                                                  $       0.02         $       0.09     $       0.08      $       0.26

     See notes to consolidated financial statements.

                                JORE CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine months Ended September 30,
                                                                      1999                           1998
                                                                  ------------                   ------------
                                                                  (unaudited)                    (unaudited)
Operating activities:
Net income/(loss)                                                    1,233,565                      3,905,401
Adjustments to reconcile net income (loss) to net
  cash used by operating activites:
  Depreciation                                                       1,651,833                        610,850
  Amortization                                                         216,120                        155,485
  Compensation expense - Stock options                                     975                           --
  Bad debt expense                                                      15,845                           --
  Provision for inventory obsolescence                                    --                           24,552
 (Gain) loss on disposal of fixed assets                               (13,359)                         1,244
  Cash provided (used) by changes in operating
    assets and liabilities:
     Accounts receivable                                             1,800,869                     (1,839,574)
     Other receivables                                                 (34,346)                       103,434
     Inventory                                                     (13,965,483)                    (5,152,118)
     Prepaid expenses and other current assets                         127,880                       (188,740)
     Deferred income taxes                                              12,144                           --
     Intangibles and other long-term assets                           (907,234)                    (1,871,438)
     Accounts payable                                                8,180,156                      1,609,988
     Accrued expenses                                                5,196,212                      1,012,209
     Other current liabilities                                            --                          126,252
     Income taxes payable                                                9,742                           --
                                                                  ------------                   ------------
Net cash provided (used) by operating activities                     3,524,919                     (1,502,455)

Investing Activities:
   Advances on notes receivable                                     (1,412,847)                    (1,133,859)
   Payments on notes receivable                                           --                          305,305
   Payment of patent costs                                                --                          (24,941)
   Purchase of investments                                          (1,500,545)                          --
   Purchase of property and equipment                              (24,478,600)                    (8,448,799)
   Proceeds from sale of fixed assets                                   31,500                        701,729
                                                                  ------------                   ------------
Net cash provided/(used) by investing activities                   (27,360,492)                    (8,600,565)

Financing Activities:
  Distributions paid to shareholders                                (2,146,141)                    (2,601,513)
  Proceeds from IPO (net)                                           33,058,852                           --
  Capital contributions                                                   --                          315,000
  Proceeds from long-term debt                                      11,386,199                     12,174,352
  Payments on long-term debt                                        (8,536,577)                    (5,061,255)
  Proceeds from short-term debt                                     14,885,628                        229,999
  Payments on short-term debt                                      (13,181,344)                          --
  Proceeds/(payments) from operating line (net)                     (2,542,900)                     5,095,605
  Extraordinary item, early retirement of debt, before tax           1,020,380                           --
                                                                  ------------                   ------------
Net cash provided/(used) by financing activities                    33,944,097                     10,152,188
                                                                  ------------                   ------------

Net increase (decrease ) in cash                                    10,108,524                         49,168

Cash and cash equivalents:
    Beginning of period                                                 34,736                        113,471
                                                                  ------------                   ------------
    End of period                                                 $ 10,143,260                   $    162,639
                                                                  ------------                   ------------
                                                                  ------------                   ------------
Supplemental disclosures:
Cash paid:
  Interest paid                                                   $  2,135,422                   $    887,130
Noncash financing and investing activities:
Warrants issued with debt                                         $    311,629                   $       --
Common stock issued for land                                      $     82,302                   $       --

                 See notes to consolidated financial statements.

                                JORE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

            The consolidated balance sheet of Jore Corporation as of September 30, 1999, the related consolidated statements of operations for the three and nine month periods ended September, 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring items, that are necessary for a fair presentation of the financial information set forth therein. Interim results are not necessarily indicative of results for a full year.

            The consolidated financial statements and notes are presented as required by the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual financial statements and notes. You should read these financial statements in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 1998 included in our Form S-1, Registration No. 333-78357, filed with the Securities and Exchange Commission.

(2)      Public Offering

            On September 23, 1999, we completed an initial public offering in which we raised net proceeds of $33.1 million. A portion of the net proceeds was used to repay debt, fund a distribution to our shareholders representing our previously taxed but undistributed S corporation earnings (see note 6), acquire capital equipment and invest in short-term assets.

(3)      Cash, Cash Equivalents and Short-Term Investments

            Cash equivalents include high quality money market instruments. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Uncleared checks of $1,180,162 and $8,930,561 are included in accounts payable at December 31, 1998 and September 30, 1999, respectively.

            Our short-term investments consist of FNMA Notes and Certificates of Deposit, which mature in one year or less, and are classified as held-to-maturity. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", investments classified as held-to-maturity are reported at amortized cost. The short-term investment balance at September 30, 1999 was $1,500,545.

(4)      Significant customers:

            Our sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for the nine months ended September 30, 1998 and 1999, and receivables from customers who individually accounted for 10% of total receivables at September 30, are as follows:


                                    Nine months ended         Nine months ended
                                    September 30, 1998        September 30, 1999
Sales to:
            Customer A                       52.0%            46.9%
            Customer B                       24.8%            26.6%
            Customer C                       20.8%            13.2%
All other customers                           2.4%            13.3%
                                              100%             100%

Receivables from:
            Customer A                       66.6%            60.3%
            Customer B                       18.6%            13.1%
            Customer C                        9.8%            10.9%
All other customers                           5.0%            15.7%
                                              100%             100%

(5)     Balance Sheet Components

                                             Dec  31          Sept 30
                                             1998             1999
Inventory

  Component parts/raw materials              $  5,770,617     $ 11,174,534
  Work in progress*                          $  1,257,704     $  8,227,327
  Finished goods                             $  1,043,179     $  2,023,324
  Supplies inventory                         $    111,042     $    722,840

  Totals                                     $  8,182,542     $ 22,148,025
                                             ------------     ------------

*Work in progress includes finished sub-assemblies, which can be sold in bulk or added to a packaged set

Property, Plant and Equipment

  Buildings and leasehold improvements       $ 4,438,668      $  5,541,846
  Land and land improvements                 $    595,329     $    928,901
  Plant, tooling, packaging equipment        $ 10,140,083     $ 17,241,853
  Office equipment and furniture             $  1,340,603     $  2,133,277



  Accumulated depreciation                   $ (2,349,407)    $ (3,967,917)
  Construction in progress                   $          0     $  4,901,170
  Machinery in progress                      $  5,650,268     $ 15,927,342

  Totals                                     $ 19,815,544     $ 42,706,472
                                             ------------     ------------


(6)   S CORPORATION DIVIDEND

         The Board of Directors declared a dividend to shareholders of record on September 22, 1999 equal to the amount of accumulated but undistributed S corporation earnings. The amount to be distributed to such shareholders cannot be determined until December 31, 1999 because it will be based upon our net profit for the entire year. We currently estimate that our net profit will allow for aggregate dividends for fiscal year 1999 of approximately $4.0 million to shareholders of record on September 22, 1999. These dividends will be distributed to such shareholders on a pro rata basis depending on the number of days in 1999 that each of them held shares of our common stock. The amount recorded as a distribution on September 30, 1999 was based on the amount of accumulated but undistributed S corporation earnings as of September 30, 1999. We also paid such shareholders the amount that we estimated that they would be entitled to receive as of December 31, 1999.

(7)   PRO FORMA INCOME TAXES

         In connection with the completion of our public offering (see Note 2), our S corporation status terminated and we became subject to federal and state income taxes applicable to corporations subject to income taxes under Subchapter C of the Internal Revenue Code. The accompanying consolidated statements of operations reflect a pro forma provision (benefit) for all periods for federal and state taxes (as if the consolidated group had been subject to tax as a C corporation) at effective tax rates of 35.70%, 35.43%, and 37.56% for 1996, 1997, and 1998, respectively.

         In conjunction with the conversion to a C corporation as of September 30, 1999 we recorded net deferred tax assets and liabilities at C corporation rates as follows:

         Deferred tax liabilities:

         Basis differential in property, plant and equipment ...... $(1,853,162)
         Total deferred tax liabilities ............ .............. $(1,853,162)


         Deferred tax assets:

         Inventory obsolescence reserve                            $167,415
         Accrued vacation and wages                                  73,949
         Deferred compensation                                       13,167



           Allowance for bad debt                                     8,409
           Tax Credit carry forward                                   2,307
           Net operating loss                                         6,027
                                                                    -------

           Total deferred tax assets                               $271,274

(8)      Subsequent Events

            On October 5, 1999 we purchased 275 acres of land across the highway from our facility that we may develop in the future. The total purchase price is $1,405,000. The payments include a deposit of $50,000, two principal payments of $475,000 and accrued interest at 8% due in October and December of 1999, and one final principal payment of $405,000 and accrued interest due June 1, 2000.


                                        3

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            You should read the following discussion in conjunction with Jore Corporation's unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

                                    OVERVIEW

           Jore Corporation was founded to develop and produce innovative power tool accessories to meet the increasing demand resulting from the growth in the cordless power tool market. Our revenues have grown substantially through the addition of new customers, increased sales to established customers and expanded product offerings. Our business commenced in 1987, when we began selling a limited number of drilling and driving accessories to independent local and regional hardware stores and building supply centers. In 1990, Makita became our first national customer and we devoted significant resources to servicing its demand for our products. By 1996, we had expanded our product portfolio to include our reversible drill and drivers and contractor versions of our products. We also began to diversify our customer base by selling products to Black & Decker/DeWalt, as well as to retail customers. In 1997 and 1998 we continued to expand our customer base by selling to Sears, Home Depot, Canadian Tire and TruServ and further expanded our product line by introducing our quick change system and new drilling and driving accessories such as wood boring and masonry bits. We expect to increase our revenues and margins by pursuing direct relationships with major retailers through sales of private label and STANLEY-Registered Trademark- branded products, increasing sales to existing customers, and augmenting our existing product portfolio.

In 1999, we have incurred several significant non-recurring costs in order to position us for future growth. These include the direct and indirect costs to:


   - Construct and reorganize our manufacturing, engineering and administrative facilities;
   -  Purchase, install and test our new drill bit manufacturing equipment;
   - Install our new management information system and train our personnel to use it;
   -  Assess our Year 2000 readiness and implement our compliance program;
   -  Perform a comprehensive three-year audit of our financial statements; and
   - Consolidate and combine our operations, incurring additional professional fees.

Direct costs included the tangible, out-of-pocket costs incurred by us that related to each activity. Indirect costs resulted from the diversion of time and resources away from our normal operations while we administered these activities.

In addition, we have undertaken several initiatives to increase production. In the third and fourth quarters of 1998, for example, we more than doubled our work force from 410 to 839 people. Although necessary at the time to meet production schedules, this rapid increase in personnel resulted in significant inefficiencies as we trained and integrated these employees into our operations. We retained a significant number of employees from the year ended December 31, 1998, to assist us in maintaining quality personnel and to increase our productivity during the second half of the year when the majority of our sales occur. Furthermore, to ensure an adequate supply of drill bits while we began our internal production, we purchased an excess amount of drill bit inventory from our existing supplier.

Revenues are recognized at the time of shipment and sales terms are typically net 60 or 90 days. Historically, we have experienced negligible write-offs. Cost of goods sold consists primarily of raw materials, labor, shipping and other manufacturing expenses associated with the production and packaging of products.

Our operating expenses include product development costs, sales and marketing expenses and general and administrative expenses. Product development expenses consist principally of personnel costs and material associated with the development of new products and changes to existing products, which are charged to operations as incurred.

Sales and marketing expenses consist of salaries and employee benefits for internal sales personnel, selling commissions paid to Manufacturers' Sales Associates, our sales representative, and costs of promotional events. General and administrative expenses consist primarily of salaries and employee benefits for executive, managerial and administrative personnel, license fees, facility leases, a portion of depreciation and amortization of fixed asset costs, travel and business development costs.

Other expense consists primarily of interest expense associated with our borrowings and interest income on cash and cash equivalents.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUES. Net revenues increased from $25.4 million for the nine months ended September 30, 1998 to $32.4 million for the nine months ended September 30, 1999, representing a 27.5% increase. Most of the $7.0 million increase resulted from additional sales to Black & Decker, Sears, and Techtronics. We added several smaller customers which individually do not account for a significant portion of sales, but collectively accounted for $1.3 million in additional sales.

COST OF GOODS SOLD. Cost of goods sold increased from $17.2 million for the nine months ended September 30, 1998 to $22.0 million for the nine months ended September 30, 1999, representing a 27.8% increase. Cost of goods sold as a percentage of revenues increased slightly from 67.8% for the nine months ended September 30, 1998 to 67.9% for the nine months ended September 30, 1999. We have achieved significant cost savings from our internal manufacturing capabilities. However, this savings has been offset by sales of a low margin set to Sears. Sears has featured this set as a promotional item and sales have been greater than forecasted. This relatively lower margin set accounted for 12.4% of our total sales through September 30, 1999, and while we have begun to identify ways to reduce the costs of several components of the set, we expect it to account for approximately 35% of total sales in the fourth quarter. Sales of this set will continue to have a negative impact on gross margin through the fourth quarter.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $207,000 for the nine months ended September 30, 1998 to $493,000 for the nine months ended September 30, 1999, representing a 138.2% increase. One development project relating to a licensing agreement with a third party accounted for $100,000 of the increase. Professional and technical labor accounted for the remaining increase as we hired additional engineers and machinists to develop our proprietary products and corresponding manufacturing processes. In addition to the labor expensed for the nine months ended September 30, 1998 and for the nine months ended September 30, 1999, we capitalized $136,000 and $965,000, respectively, of labor related to equipment constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and depreciated over the life of the equipment.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $1.3 million for the nine months ended September 30, 1998 to $1.6 million for the nine months ended September 30, 1999, representing a 20.9% increase. Advertising and promotion expenses increased by $403,000 due to increased retail advertising, but this increase was partially offset by a decrease in the sales commission percentage paid to our sales representative. Trade show expenses increased in the nine months ended September 30, 1999, over the comparable period in 1998 as we launched our Stanley-Registered Trademark- -branded products at the National Hardware Show in August. In addition, we have continued to increase our internal marketing and graphics staff to accommodate increased sales and customer support activities as our customer diversification efforts required us to produce more packaging and merchandising materials.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $1.8 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999, representing a 121.8% increase. The increase was a result of our initiatives to expand our operating capacity and administrative infrastructure. Several non-recurring expenses were incurred such as professional fees related to the three year audit of our financial statements and the consolidation and combination of our operations, training and bonuses related to the implementation of our new software system, and travel expenses related to the introduction of our Stanley-Registered Trademark- branded products. Further, salary expense increased due to the addition of administrative personnel that we have added to manage our growth. We increased our finance and administrative staff from 54 at September 30, 1998 to 119 at September 30, 1999.

OTHER EXPENSE. Other expense increased from $1.0 million for the nine months ended September 30, 1998 to $2.1 million for the nine months ended September 30, 1999 as a result of greater borrowings and a corresponding increase in interest expense. Also included in other expense in 1999 was additional cost of $615,000 for interest, warrants, and financing costs related to our bridge financing.

EXTRAORDINARY ITEM. We incurred an extraordinary expense of $1.0 million in the nine months ended September 30, 1999 related to the termination of our operating line of credit. We expensed the prepayment penalty and the unamortized financing costs associated with the credit line. A new credit line is in place which provides lower fees and greater flexibility and collateral for our inventory.

NET INCOME. As a result of all these factors, our net income decreased from $3.9 million for the nine months ended September 30, 1998 to $1.2 million for the nine months ended September 30, 1999. There was no provision for income tax in 1998 as we retained our status as an S corporation. Through September 30, 1999, because we were a C corporation for only eight days, the income tax provision was minimal.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUES. Net revenues increased from $10.5 million for the three months ended September 30, 1998 to $14.4 million for the three months ended September 30, 1999, representing a 36.3% increase. Most of the $3.8 million increase resulted from additional sales to Sears, Makita, and the introduction of products under the STANLEY-Registered Trademark- JORETECH-TM- brand.

COST OF GOODS SOLD. Cost of goods sold increased from $7.4 million for the three months ended September 30, 1998 to $9.3 million for the three months ended September 30, 1999, representing a 25.2% increase. Cost of goods sold as a percentage of revenues decreased from 70.3% for the three months ended September 30, 1998 to 64.6% for the three months ended September 30, 1999. This decrease is primarily attributable to volume-related manufacturing efficiencies, vertical integration and a greater mix of direct-to-retail sales under the STANLEY-Registered Trademark- JORETECH-TM-brand on which we receive a higher gross margin.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $102,000 for the three months ended September 30, 1998 to $268,000 the three months ended September 30, 1999, representing a 162.7% increase. One development project with a third party accounted for $100,000 of the increase. Professional and technical labor accounted for the remaining increase as we hired additional engineers and machinists to develop our proprietary products and corresponding processes. In addition to the labor expensed for the three months ended September 30, 1998 and for the three months ended September 30, 1999, we capitalized $69,768 and $318,621, respectively, of labor related to equipment constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and depreciated over the life of the equipment.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $597,000 for the three months ended September 30, 1998 to $822,000 for the three months ended September 30, 1999, representing a 37.7% increase. Advertising and promotion expenses increased by $126,000 due to increased retail advertising, but this increase was partially offset by a decrease in the sales commission percentage paid to our sales representative. Trade show expenses increased in the three months ended September 30, 1999, over the comparable period in 1998 as we had a major launch of our Stanley-Registered Trademark- -branded products at the National Hardware Show in August. In addition, we have continued to increase our internal marketing and graphics staff to accommodate increased sales and customer support activities as our customer diversification efforts required us to produce more packaging and merchandising materials.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $630,000 for the three months ended September 30, 1998 to $1.6 million for the three months ended September 30, 1999, representing a 156.8% increase. The increase is primarily a result of preparation for our initial public offering, including hiring key senior management, implementation of a comprehensive enterprise resource planning information system, and increased travel costs related to trade show participation and roll-out of new products. The increase was also a result of our initiatives to expand our operating capacity and administrative infrastructure, as well as an increase in professional fees related to being a publicly held company. Further, we increased our finance and administrative staff from 54 at September 30, 1998 to 119 at September 30, 1999.

OTHER EXPENSE. Other expense increased from $387,000 for the three months ended September 30, 1998 to $1.1 million for the three months ended September 30, 1999. This increase in other expense is primarily attributable to greater of borrowings and a corresponding increase in interest expense. Also included in other expense in the three months ended September 30, 1999 were additional costs of interest, warrants, and financing costs related to our bridge financing.

EXTRAORDINARY ITEM. We incurred an extraordinary expense of $1.0 million in the three months ended September 30, 1999 related to the termination of our operating line of credit. We expensed the prepayment penalty and the unamortized financing costs associated with the credit line. A new credit line is in place which provides lower fees and greater flexibility and collateral for our inventory.

NET INCOME. As a result of all these factors, our net income decreased from $1.4 million for the three months ended September 30, 1998 to $277,000 for the three months ended September 30, 1999, representing a 80.5% decrease. There was no provision for income tax in 1998 as we retained our status as an S corporation status. Through September 30, 1999, because we were a C corporation for only eight days, the income tax provision was minimal.

PRO FORMA PROVISION FOR INCOME TAXES. Prior to the closing of our initial public offering in September 1999 we were treated as an S corporation for tax purposes. As an S corporation, we were not subject to federal and certain state income taxes. Upon the closing of our initial public offering on September 23, 1999, our status as an S corporation was terminated and we became subject to taxes as a C corporation. The pro forma provision for income taxes reflects the estimated tax expense that we would have incurred had we been subject to federal and state income taxes as a C corporation during the period. The pro forma provision reflects a pro forma tax rate of 38%, which differs from the federal statutory rate due primarily to the effects of state and foreign taxes and certain tax credits.


LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operations with short-term lines of credit and term loans for equipment purchases and, to a lesser extent, net income from operations. On September 23, 1999, we sold 3.7 million shares of our common stock to the public for approximately $33.1 million, net of expenses. The initial public offering resulted in gross proceeds of $37 million, $2.6 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.3 million, paid to unaffiliated parties. On September 23, we estimated distributions would be $4.0 million for our undistributed S corporation earnings. Our estimated undistributed earnings at September 30, 1999 were approximately $2.1 million. This amount we showed as distributions and we recorded the balance of $1.9 million as shareholder advances.

Operations provided net cash of $3.5 million for the nine months ended September 30, 1999. The net cash provided consisted primarily of increases in accounts payable, accrued expenses and a decrease in accounts receivable which were partially offset by increased inventory.

Net cash used by investing activities for the nine month period was $27.3 million. Cash used in investing activities consists primarily of property and equipment purchases.

Net cash provided by financing activities was $33.9 million for the nine month period. Cash provided from financing activities was primarily from the net proceeds of the public offering and from term debt and net borrowings on the line of credit. This was offset by the repayment of private placement debt and payments on the operating line.

In August 1999 we obtained a revolving line of credit with First Security Bank, N.A., with a maximum borrowing limit of $25.0 million. Advances on the line are limited to 85% of eligible accounts receivable and 65% of eligible inventory. Trade accounts receivable and inventory are assigned as collateral. The revolving line of credit provides that we must repay these advances within 180 days. Interest on the revolving credit line is at the prime rate plus 1% or, at our option, LIBOR plus 3%. The applicable interest rate was reduced by one-half percent with the closing of the public offering. The term of the agreement is through August 2001. This line is secured by receivables, inventory, real estate, equipment and general intangibles.

Capital expenditures and financing associated with those expenditures have been primary factors affecting our financial condition over the last three years. Total capital expenditures net of dispositions were $24.5 million in the nine months ended September 30, 1999 which includes capitalized interest of $750,000, compared to capital expenditures of $14.5 million in year ended December 31, 1998. Significant portions of these expenditures have been related to the acquisition of manufacturing equipment to increase production. We anticipate 1999 capital expenditures of approximately $31.0 million. A significant portion of our 1999 capital expenditures has been and will continue to be for additional investment in manufacturing equipment for anticipated increases in production levels. We anticipate spending approximately $7.8 million in 1999 to purchase specialized drill bit production equipment. In order to maintain an exclusive relationship with the manufacturer of this equipment we must continue to purchase approximately $5.3 million of equipment per year over the next five years.

We believe that existing cash balances, new borrowings and cash generated from operations, together with the remaining proceeds from our public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for approximately the next 12 months. There can be no assurance that the underlying assumed levels of revenues and expenses will prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities, dilution to existing shareholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

In the beginning of July 1999, we completed the installation of new billing, accounting and administrative information systems that are fully operational and that have been represented to be fully Year 2000 compliant. Failures of our internal systems could temporarily prevent us from processing orders, issuing invoices, manufacturing and developing products and could require us to devote significant resources to correcting such problems. We have tested all of our PCs and laptop computers for Year 2000 compliance with Year 2000 compliance testing software. All of our PCs and laptop units are Year 2000 compliant. Because of our inability to undertake testing of certain of our third party equipment, we addressed processors embedded in our manufacturing systems on a prioritized piece-by-piece basis. We have received written assurances from the manufacturers of the PCs and embedded processors used in our manufacturing facility that all are Year 2000 compliant. In order to determine Year 2000 compliance of our vendors, we ranked our vendors according to the lead times that we believed they needed to correct Year 2000 problems and contacted them to request their Year 2000 compliance status. All of the vendors that we have identified as critical vendors have informed us that they are Year 2000 compliant and that they have contingency plans in place. We have also received Year 2000 compliance statements from all of our major suppliers.

Approximately 95% of our customer base has provided us with statements of compliance, and all of our customers have stated they will be or plan to be compliant by the end of December 1999. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, may face litigation costs and may delay purchases of our products. As a result, our business, financial condition and results of operations could be seriously harmed.

We have funded our Year 2000 plan from cash balances. As of September 30, 1999, we have spent approximately $363,900 to address the Year 2000 problem and expect to spend approximately $5,800 more toward that objective. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance and software. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, financial condition and results of operations. Finally, we are also subject to external forces that might generally affect industry and commerce, interruptions caused by Year 2000 compliance failures.

We have completed a Year 2000 contingency plan. It designates employees from five information systems divisions to respond to any unexpected failure of any of our systems due to a Year 2000 compliance problem. The five divisions are hardware, software, production equipment, utilities and financials. We have identified each of these five divisions as critical to our continued production and operations. In the event of any Year 2000 compliance problem, one of our designated employees will contact the responsible vendor and work with that vendor towards a solution. We will also identify alternate vendors and make appropriate scheduling changes to assure uninterrupted production in the event that the designated employee and responsible vendor cannot reach a solution.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, we adopted the provision of SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes the standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, it had no impact on our financial condition or results of operation upon adoption. Currently, there are no transactions that would give rise to reporting or disclosure differences between reported income and comprehensive income.

Effective January 1, 1998, we adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The statement requires, among other things, that we provide financial and descriptive information about our reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is regularly evaluated by the enterprise's chief operating decision-maker in deciding how to allocate resources and in assessing performance. Currently, we believe that we operate in only one reportable segment.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be used specifically as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

INFLATION AND INTEREST RATE RISK

Our operating results may be affected by changes in rates of inflation and market interest rates. In particular, increases in market interest rates will adversely affect our net income, as most of our indebtedness bears interest at floating rates tied to the prime rate or other interest rate benchmarks. Inflation does not currently affect our operating results materially, and we do not expect inflation to materially affect our operations in the foreseeable future.

RISK FACTORS

THE FOLLOWING FACTORS SHOULD BE CONSIDERED IN EVALUATING OUR BUSINESS, OPERATIONS AND PROSPECTS AND MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION.

OUR RAPID GROWTH MAY MAKE IT DIFFICULT TO EFFECTIVELY ALLOCATE OUR RESOURCES AND MANAGE OUR BUSINESS:

We are experiencing significant growth in the sales of our products, the number of employees and the amount of our production and cannot assure that we will be able to manage any future growth effectively. We recently expanded our operations by hiring additional personnel, increasing production capacity and upgrading our information systems. Continued growth could strain our management, production, engineering, financial and other resources. To manage our growth effectively, we must add manufacturing capacity while maintaining high levels of quality, manufacturing efficiency and customer service. We also must continue to enhance our operational, financial and management systems and successfully attract, train, retain and manage our employees. Any failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations, such as declines in revenues and profit margins.

THE LOSS OF A LARGE CUSTOMER COULD RESULT IN A SUBSTANTIAL DECREASE IN REVENUES:

Historically, most of our sales have been derived from a small number of customers and, due to the continuing consolidation of the industry's distribution channels, we expect a significant portion of our future sales to remain concentrated among a limited number of customers. In 1997, sales to Sears, Black & Decker/DeWalt, Makita and Home Depot accounted for 31.9%, 21.5%, 25.6% and 17.0%, respectively, of our net revenues. In 1998, sales to Sears, Black & Decker/DeWalt and Makita accounted for 60.2%, 17.2% and 14.5%, respectively, of our net revenues. For the nine months ended September 30, 1999, Sears, Black & Decker/DeWalt and Makita accounted for 46.9%, 26.6% and 13.2% respectively, of our net revenues. A significant decrease in sales to, or the loss of, any of our major customers would have a material adverse effect on our business, prospects, operating results and financial condition, such as a substantial decline in revenues.

THE MARKETING OF OUR PRODUCTS UNDER THE STANLEY-Registered Trademark- BRAND MAY BE UNSUCCESSFUL AND MAY ADVERSELY AFFECT Our RELATIONSHIPS WITH EXISTING
CUSTOMERS:

In April 1999, we signed an agreement with The Stanley Works that grants us the exclusive license to sell power tool accessories under the STANLEY-Registered Trademark- brand and indemnifies us for damages and costs incurred in connection with any infringement claims arising out of our use of Stanley-Registered Trademark- trademarks and trade dress. Some of our existing customers may view our license arrangement with Stanley unfavorably, and therefore reduce or stop purchases of our products. For example, in June 1999, Black & Decker advised us that our proposed introduction of STANLEY-Registered Trademark- branded power tool accessories in yellow and black packaging would violate Black & Decker's trademark rights under its DEWALTs brand. In response to Black & Decker's assertions, Stanley filed a lawsuit, which we joined as a co-plaintiff, seeking a judgment that, among other things, the use of the colors yellow and black with the STANLEY-Registered Trademark- name or trademark on power tool accessories does not infringe or dilute Black & Decker's trademark rights. On July 7, Black & Decker asserted counterclaims against Stanley and Jore for unfair competition and trademark and trade dress infringement. This lawsuit poses the risks that we may be required to modify the colors of the packaging and promotional materials for our STANLEY-Registered Trademark- branded products which could diminish the value of, and limit our sales and growth prospects associated with, the STANLEY-Registered Trademark- brand. We could incur significant expenses and be required to pay damages if Stanley fails to fulfill its indemnification obligations to us; and Black & Decker could limit or terminate its business relationship with us. The occurrence of any of these events could have a material adverse effect on our business, operating results and financial condition by increasing our costs, reducing our sales and diverting management resources.

In addition, retailers may choose not to offer our products under the STANLEY-Registered Trademark- brand. We cannot be certain that the time and resources we will spend marketing our products under the STANLEY-Registered Trademark- brand will lead to increased sales and profitability. Other potential risks in connection with this licensing agreement include:

   - The failure by Stanley to maintain the integrity and quality of its brand image in the minds of its consumers; and,
   - Our inability to meet the performance requirements of the licensing agreement may cause Stanley to terminate our agreement.

OUR FAILURE TO DEVELOP NEW DISTRIBUTION CHANNELS COULD DIMINISH OUR REVENUE
GROWTH:

We cannot assure that we will be able to develop new distribution channels or penetrate the industrial market or that this growth strategy can be implemented profitably. Our growth depends, in part, on our ability to develop new distribution channels, including penetration of the industrial market for our products. Challenges that we face in developing new distribution channels include:

   -  Obtaining customer acceptance of our products;
   -  Managing existing customer relationships;
   -  Establishing relationships with new customers;
   -  Displacing incumbent vendor relationships; and
   - Successfully introducing new products under the STANLEY-Registered Trademark- brand.

Our failure to develop new distribution channels could have a material adverse effect on our business, operating results, and financial condition, particularly future revenue levels.

THE LOSS OF ANY OF OUR KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO MANAGE OUR BUSINESS:

Our performance and future success depends to a significant extent on our senior management and technical personnel, and in particular on the skills, experience, and continued efforts of Matthew Jore, Jore Corporation's founder, President and Chief Executive Officer. The loss of Matthew Jore or any of our other key personnel could have a material adverse effect on our business and prospects. We have an employment agreement with Matthew Jore and one of our vice presidents, but do not have employment agreements with any of our other employees.

OUR PRODUCTION PROCESSES COULD BE DISRUPTED AND OUR COST OF PRODUCTION COULD INCREASE SIGNIFICANTLY IF OUR MANUFACTURING EQUIPMENT DOES NOT MEET PERFORMANCE EXPECTATIONS OR IS NOT AVAILABLE FOR FUTURE PURCHASE:

The failure of our manufacturing equipment to perform reliably and as designed, our inability to source such equipment from present suppliers, or the obsolescence of our equipment could disrupt our production processes, reduce our sales and increase production costs. Our business is dependent on the successful implementation and operation of advanced manufacturing technologies. Our manufacturing equipment may fail to meet our performance requirements or continue to operate reliably because of unexpected design flaws or manufacturing defects. Moreover, we may be unable to continue to obtain equipment and supplies from our present suppliers if they cease producing or selling such equipment or supplies or opt not to sell to us. In addition, we cannot be certain that our manufacturing processes will remain competitive with new and evolving technologies.

OUR INABILITY TO INTRODUCE NEW PRODUCTS THAT ARE ACCEPTED BY THE MARKET COULD ADVERSELY AFFECT OUR SALES, OUR REPUTATION AS AN INNOVATIVE MANUFACTURER AND OUR ABILITY TO OBTAIN NEW CUSTOMERS:

Our future success will depend in part on our continuous and timely development and introduction of new products that address evolving market requirements. We cannot assure that our new products will be introduced on a timely basis or will achieve market acceptance. We may be unable to successfully develop and produce new products because of a lack of market demand, production capacity constraints or the lack of relevant technical and engineering expertise. Factors affecting the market acceptance of our new products include:

   -  Functionality, quality and pricing;
   -  Demand from end-users;
   -  Favorable reviews in trade publications;
   -  Adequate marketing support;
   -  The introduction of competitive products; and
   - General trends in the power and hand tool industries and the home improvement market.

OUR GROWTH STRATEGY DEPENDS IN PART ON OUR EXPANSION INTO FOREIGN MARKETS, WHICH MAY BE DIFFICULT OR UNPROFITABLE:

We intend to expand distribution of our products in foreign markets. Because of the size and continued growth of the power tools accessories market outside North America, the failure to successfully enter foreign markets could limit our growth prospects. In our attempt to enter foreign markets, we may expend financial and human resources without a corresponding increase in revenues and profitability. We cannot assure that we will be able to penetrate foreign markets or that this growth strategy can be implemented profitably. Penetrating and conducting business in foreign markets involves challenges, including:

   -  Local acceptance of our products;
   -  Currency controls and fluctuations in foreign exchange rates;
   -  Regulatory requirements such as tariffs and trade barriers;
   - Longer payment cycles and increased difficulty in collecting accounts receivable;
   -  Unfavorable tax consequences; and
   -  Transportation and logistics.

WE FACE COMPETITION IN THE POWER TOOL ACCESSORIES AND HAND TOOLS MARKETS:

The power tool accessories and hand tools markets are mature and highly competitive. We cannot assure that we will be able to compete in our target markets. In the power tool accessory market competitors include Vermont American Corporation, Black & Decker Corporation, Greenfield Industries, Inc., a wholly-owned subsidiary of Kennametal Inc., American Tool Companies, Inc., Snap-On Incorporated and others, as well as a number of other companies that supply products under private labels to OEM and retail customers. Some of these competitors offer products similar to ours or different products with similar functionalities. In particular, Black & Decker has developed a product line with similar characteristics to our quick-change system. In the hand tool market, competitors include American Tool Companies, Inc., Cooper Industries, Inc., The Stanley Works and others, including foreign manufacturers such as Sandvik AB.

Many of our competitors are established companies that have significantly greater financial, technical, manufacturing, sales and marketing, and support resources than Jore Corporation. In addition, many of our competitors own well-known brands, enjoy large end-user bases, and benefit from long-standing customer relationships. We believe that consumers in our markets generally are loyal to a particular brand. Therefore, it may be difficult to generate sales to consumers who have purchased products from competitors. Our failure to compete successfully against current or future competitors would have material adverse effects on our business, operating results, and financial condition including loss of customers, declining revenues and loss of market share.

OUR DEPENDENCE ON CUSTOMER FORECASTS TO MANAGE OUR BUSINESS MAY CAUSE US TO MISALLOCATE OUR PRODUCTION, INVENTORY OR OTHER RESOURCES:

Significant or numerous cancellations, reductions or delays in orders by a principal customer or a group of customers could have a material adverse effect on our revenues, inventory levels and profit margins. We rely on our customers' forecasts to anticipate their future volume of orders, which typically do not become contractual obligations until approximately 30 days prior to shipment. We rely on these forecasts when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules, and our use of equipment and personnel. The size and timing of orders placed by our customers varies due to a number of factors, including consumer demand, inventory management by customers, our customers' manufacturing or marketing strategies, and fluctuations in demand for competing and complementary products. In addition, a variety of economic conditions, both specific to individual customers and generally affecting the markets for our products, may cause customers to cancel, reduce or delay orders that were previously made or anticipated.

OUR BUSINESS IS SEASONAL AND OUR OPERATING RESULTS ARE SUBJECT TO QUARTERLY
FLUCTUATIONS:

Seasonality and unanticipated changes in customer demand could cause our revenue, expenses, inventory levels and operating results to fluctuate. Currently, the majority of our sales occur during the third and fourth fiscal quarters and our operating results depend significantly on the holiday selling season. In 1997 and 1998, approximately 69% and 67%, respectively, of our net revenues were generated during the third and fourth quarters. To support this sales peak, we anticipate demand and build inventories of finished goods throughout the first two fiscal quarters. In addition, our customers may reduce or delay their orders during the first two fiscal quarters to balance their inventory between the holiday selling seasons. As a result, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the first half of the year. These factors can cause variations in our quarterly operating results and potentially expose us to greater adverse effects of changes in economic and industry trends.

In addition, a substantial portion of our sales depends upon receiving purchase orders for products to be manufactured and shipped in the same quarter in which these orders are received. While we monitor our customers' needs, we typically have a small backlog relative to net revenues, and a significant portion of our orders are placed for production and delivery within a few weeks from receipt of the order. As a result, the timing of revenue may be affected by changes in production volume in response to fluctuations in customer and end-user demand, introduction of new products by customers, and balancing of customers' inventory to their sales estimates.

UNSATISFACTORY PERFORMANCE OF OUR NEW INFORMATION TECHNOLOGY SYSTEM COULD SLOW OUR GROWTH:

The satisfactory performance and reliability of our information systems are essential to our operations and continued growth. We have implemented a new information technology system that became operational during July of 1999. If the system fails to perform reliably or otherwise does not meet our expectations, we could experience design, manufacturing, and shipping delays which, in turn, could increase our costs and result in deferred or lost sales. Failure to maintain our new information system, or unsatisfactory performance of the system, could disrupt manufacturing operations and reporting systems, cause delays in production and shipping of product, and adversely affect our responsiveness to customers.

THE LOSS OR NON-PERFORMANCE OF OUR SALES REPRESENTATIVE COULD DISRUPT OUR SALES
EFFORTS:

We coordinate our sales and marketing activities with a sales representative, Manufacturers' Sales Associates, LLC. In 1998, Manufacturers' Sales Associates and its affiliate received a commission on all of our sales. The failure or inability of Manufacturers' Sales

Associates to represent us effectively, maintain relationships with our customers, attract new customers, or satisfactorily perform marketing activities could adversely affect our business, customer relationships, reputation and prospects for growth. Moreover, Manufacturers' Sales Associates can terminate its relationship with us at any time without penalty. Termination of this relationship would require us either to conduct all of our sales and marketing activities internally or retain another sales and marketing representative. Any such change could disrupt our sales efforts and damage our customer relationships.

EXISTING AND POTENTIAL LITIGATION MAY DIVERT MANAGEMENT RESOURCES AND COULD ADVERSELY AFFECT OUR OPERATING RESULTS:

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources. On August 16, 1999, Pete K. Block and Paul K. Block instituted separate actions in Montana District Court against us, Matthew Jore individually and d.b.a. Jore Enterprises, Michael Jore and Merle Jore. In their complaints, the Blocks alleged, among other things, that they are collectively entitled to a 25% interest in the capital stock of Jore Enterprises and any successor corporation. Their lawsuits are based in part upon an agreement, dated October 10, 1989, between the Blocks and Matthew, Michael and Merle Jore. The Blocks seek as remedies dissolution of Jore Corporation and a preliminary injunction preventing us from proceeding with an offering. In addition, the Blocks have alleged that they have suffered damages of not less than $10 million and are seeking compensatory and punitive damages, attorneys' fees and costs, and injunctive relief preventing any reorganization or sale that would cause them to collectively own less than 25% of the equity of Jore Enterprises and any successor corporation.

Litigation is inherently uncertain, and we cannot assure that we and/or the Jores will prevail in the suit. To the extent that the Blocks become entitled to shares of our common stock as a result of the suit, we may be required to recognize an expense equal to the number of shares issued multiplied by the fair value of the common stock on the date of issuance. Satisfaction of such liabilities through the issuance of shares could result in the recognition of future expenses, which could have a material adverse effect on our results of operations.

WE SUBSTANTIALLY RELY ON CONTRACTS WITH AFFILIATES WHOSE INTERESTS MAY NOT ALWAYS COINCIDE WITH THOSE OF OUR PUBLIC SHAREHOLDERS:

The existence of, or potential for, conflicts-of-interest between two of our directors and us could adversely influence decisions relating to sales and marketing and printing and packaging of our products. We rely substantially on our sales representative, Manufacturers' Sales Associates, for sales and marketing assistance and on Printing Press Incorporated for printing and packaging materials. Our director William M. Steele is the managing member and owns 50% of Manufacturers' Sales Associates, and our director Bruce Romfo owns 30% of Printing Press Incorporated. In 1998, Manufacturers' Sales Associates and its affiliate earned an aggregate of $1.8 million in sales commissions and we purchased $2.0 million printing and packaging materials from

Printing Press. Because of their significant ownership stakes in these two entities, the interests of Messrs. Steele and Romfo may diverge from those of Jore Corporation and its public shareholders.

UNFAVORABLE CHANGES IN COSTS AND AVAILABILITY OF RAW MATERIALS MAY ADVERSELY AFFECT OUR MANUFACTURING OPERATIONS AND ABILITY TO SATISFY OUR CUSTOMERS'
ORDERS:

We purchase raw materials, key components and certain products from third party vendors. Although there are alternative sources for these raw materials, components, and products, we could experience manufacturing and shipping delays if it became necessary to change or replace current suppliers, or to produce certain components or products internally. In addition, the prices of raw materials supplied by certain vendors are influenced by a number of factors, including general economic conditions, competition, labor costs, and general supply levels. Our inability to obtain reliable and timely supplies of out-sourced products and components and raw materials on a cost effective basis, or any unanticipated change in suppliers, could have a material adverse effect on our manufacturing operations, revenues and profitability.

WE DEPEND ON PATENT, TRADEMARK AND TRADE SECRET PROTECTION TO MAINTAIN OUR MARKET POSITION:

Our success depends in part on our ability to obtain patent protection for our products, maintain trade secret protection for our proprietary processes, and operate without infringing on the proprietary rights of others. Our existing U.S. and foreign patents expire between 2002 and 2012. We have filed, and intend to file, applications for additional patents covering our products. We cannot be certain that any of these patent applications will be granted, that any future inventions that we develop will be patentable or will not infringe the patents of others, or that any patents issued to or licensed by us will provide us with a competitive advantage or adequate protection for our technology. In addition, we cannot assure that any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others.

We believe that trademarks owned or licensed by us enhance our position in the marketplace and are important to our business. Our inability to use any of our trademarks could adversely affect our customer relationships and revenues. We cannot be certain that we will retain full rights to use our trademarks in the future.

THE COST OF PROTECTING AND DEFENDING OUR PATENTS, TRADEMARKS AND TRADE SECRETS MAY BE SIGNIFICANT:

The defense and prosecution of patent claims, and litigation involving intellectual property rights generally, is both costly and time consuming. If any of our products are found to have infringed any patent or other third party proprietary right, we may be unable to obtain licenses to continue to manufacture and sell such products or may have to pay damages as a result of such infringement. We endeavor to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants and generally control access to our facilities and distribution of our proprietary documentation and other materials. Confidentiality and non-disclosure obligations are difficult to enforce, however, and we may lack an adequate remedy for breach of a confidentiality agreement. Moreover, a third party could gain access to our trade secrets through means other than by breach of a confidentiality agreement, or could develop independently a process substantially similar to our trade secrets. In addition, the laws of other countries in which we market or may market our products may afford little or no effective protection of our intellectual property.

WE COULD BECOME SUBJECT TO PRODUCT LIABILITY LAWSUITS:

We face a potential risk of product liability claims because our products may be used in activities where injury may occur such as the building and construction industries. Although we have product liability insurance coverage, we cannot be certain that this insurance will adequately protect us against product liability claims or that we will be able to maintain this insurance at reasonable cost and on reasonable terms. To the extent that we are found liable for damages with respect to a product liability claim and lack adequate insurance coverage to satisfy such claim, our business, operating results, and financial condition could be materially and adversely affected.

THE JORE FAMILY CONTROLS ALL MATTERS REQUIRING SHAREHOLDER APPROVAL POSSIBLY IN CONFLICT WITH YOUR INTERESTS:

Matthew Jore, acting alone, or the Jore family, acting together, are able to control all matters requiring shareholder approval. Matthew Jore, President and Chief Executive Officer, his brother Michael Jore, Executive Vice President, trusts controlled by Matthew and Michael Jore, and other members of the Jore family beneficially own approximately 64.3% of our outstanding common stock. Our Articles of Incorporation and Bylaws do not provide for cumulative voting; therefore, the Jore family has the ability to elect all of our directors. The Jore family also has the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock in this offering. This ability to exercise control over all matters requiring shareholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

WE MAY NEED ADDITIONAL CAPITAL WHICH COULD DILUTE YOUR INTEREST IN THE COMPANY AND WHICH MAY NOT BE AVAILABLE WHEN NEEDED:

We believe that our cash resources, including borrowings under our credit facilities and cash from operations, and the net proceeds from our public offering will be sufficient to finance our anticipated growth for approximately the next 12 months. However, we may be required to raise additional equity or debt capital to continue our current levels of operations and to enhance our financial position for future operations. Financings may be unavailable to us when needed or, if available, may be on unfavorable terms or may be dilutive to our shareholders. If financing is unavailable to us or is available only on a limited basis, we may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, and financial condition.

WE USE DEBT, WHICH CREATES FINANCIAL AND OPERATING RISK:

We have relied on debt and may seek additional debt funding in the future. As of September 30, 1999, we had approximately $16.8 million of outstanding long-term debt, net of current portion, which accounted for 31.2% of our total capitalization. Our leverage poses the risks that:


   - We may be unable to repay our debt due to a decline in revenues or disruption in cash flow;
   -  We may be unable to obtain additional financing;
   - We must dedicate a substantial portion of our cash flow from operations to servicing the interest and principal payments on our debt, and any remaining cash flow may be inadequate to fund our planned operations;
   - We have pledged substantially all of our inventory and accounts receivable as collateral; and
   - We may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

ANY FAILURE OF OUR INFORMATION TECHNOLOGY AND COMPUTER CONTROLLED SYSTEMS TO BE YEAR 2000 COMPLIANT COULD SUBJECT US TO UNFORESEEN EXPENSES:

We may not accurately identify all potential Year 2000 problems within our business, and the corrective measures that we implement may be ineffective or incomplete. Any such problems could interrupt our ability to manufacture our products, process orders, accurately report operating and financial data or service our customers. Similar problems and consequences could result if any of our key suppliers or customers experience Year 2000 problems. Our failure or the failure of our significant suppliers and customers to adequately address the Year 2000 issue could adversely affect our business, operating results and financial condition.

OUR LOCATION ON PRIVATE PROPERTY WITHIN A NATIVE AMERICAN RESERVATION COULD SUBJECT US TO UNFORESEEN REGULATION:

Our corporate offices and manufacturing facilities are located on private property within the Flathead Indian Reservation. We may be or become subject to the jurisdiction of the tribal government or court in any disputes involving any of the three tribes located on the reservation or their members. In particular, the tribal government may seek to assert civil regulatory authority over the conduct of our business under federal laws and treaties under which any of the tribes, their members, or non-member successors to ownership of land formerly owned by members of any of the tribes have senior priority. In addition, the tribal government may have the ability to regulate certain of our activities if those activities are shown to directly affect any of the tribes, if we enter into contracts with a tribe or its members, or if a tribe implements laws governing our business conduct. Currently, the tribal government does not regulate any of our business activities, however, any regulations that it may seek to impose could have a material adverse effect on our business, operating results and financial condition.

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD NEGATIVELY AFFECT OUR STOCK
PRICE:

The market price of our common stock could decrease as a result of sales of a large number of shares in the market or in response to the perception that such sales could occur. Approximately 9.0 million of our shares are subject to lock-up agreements that prohibit the sale of these shares until March 23, 2000. After expiration of the lock-up period, these shares will be eligible for immediate sale, in certain instances subject to the volume limitations of Rule
144. D.A. Davidson & Co. can release shares from one or more of the lock-up agreements without our approval.

CERTAIN PROVISIONS UNDER STATE CORPORATE LAW AND OUR CORPORATE CHARTER COULD HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE:

Certain provisions of our Articles of Incorporation, Bylaws and Montana corporate law could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of Jore Corporation. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock.


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and marketable securities are at fixed interest rates, and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and marketable securities mature within one year. As a result, we believe that the market risk arising from our holding of these financial instruments is minimal. In addition, all of our current customers pay in U.S. dollars and, consequently, our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources.

BLACK & DECKER LITIGATION. On June 9, 1999, Stanley filed a lawsuit against Black & Decker in the United States District Court for the District of Connecticut. The lawsuit arises out of claims made by Black & Decker that our proposed introduction of STANLEY-Registered Trademark- branded power tool accessories in yellow and black packaging would violate Black & Decker's trademark rights associated with its DEWALT brand.

Stanley is seeking a declaratory judgment that the use or license by Stanley or Jore of yellow and black on power tools or their accessories does not infringe or dilute any of Black & Decker's federal or state trademark rights, or constitute an unfair trade practice under federal or state law. We have joined Stanley as a co-plaintiff in this suit. Stanley has advised us that:

   -  It has used yellow and black on its products since at least 1899;
   - It has marketed products under its "Stanley in a notched rectangle" trademark since at least 1902;
   -  It has sold power tool accessories since at least 1939;
   - It has packaged its power tool accessories utilizing yellow and black trade dress since at least 1957.

In contrast, we believe that Black & Decker first introduced the DeWalt line of power tools dressed in yellow and black in 1992. Jore began shipping product under the Stanley-Registered Trademark- brand on June 14, 1999. On July 7, 1999 Black & Decker filed an Amended Answer, Affirmative Defenses, and Counterclaims to Amended Complaint, in which Black & Decker denied most of the allegations asserted against it and raised counterclaims against Stanley and Jore alleging, among other things, unfair competition and trademark and trade dress infringement. In its filing Black & Decker seeks:

   -  Dismissal of Stanley's action;
   - An injunction against Stanley and Jore that would prevent Stanley and us from using the yellow and black color combination for marketing and selling power tools and power tool accessories; and,
   - Damages for our use of the yellow and black color combinations; and attorneys' fees and costs.

Under the license agreement, Stanley has agreed to indemnify and hold us harmless with respect to any alleged copyright or trademark infringement action arising out of the approved use of Stanley's trademarks, and has the sole responsibility for undertaking and conducting the defense of any such action. Discovery in this case is ongoing.

BLOCK BROTHERS LITIGATION. On August 16, 1999, Pete K. Block and Paul K. Block instituted separate actions in the Montana Fourth Judicial District Court of Missoula County, Montana against us, Matthew Jore individually and d.b.a. Jore Enterprises, Michael Jore, individually, and Merle Jore, individually. In their complaints, the Blocks alleged, among other things, that they are collectively entitled to a 25% interest in the capital stock of Jore Enterprises and any successor corporation. Their lawsuits are based in part upon an agreement, dated October 10, 1989, between the Blocks and Matthew, Michael and Merle Jore pursuant to which the Blocks contend that Matthew, Michael and Merle Jore agreed to issue them shares of stock of Jore Enterprises and any successor corporation and to grant them a collective 25% interest in all patent rights, profits and real and personal property. The Blocks seek as remedies dissolution of Jore Corporation and a preliminary injunction preventing Jore Corporation from proceeding with this offering. In addition, the Blocks have alleged that they have suffered damages of not less than $10 million and are seeking compensatory damages, plus interest, punitive damages, attorneys' fees and costs and injunctive relief preventing any capital reorganization or sale that would cause them to collectively own less than 25% of the equity of Jore Enterprises and any successor corporation.

We answered the complaint on October 20, 1999, and asserted various affirmative defenses. While we believe that we have meritorious defenses to the Blocks' claims, litigation is inherently uncertain, and we cannot assure that we and/or the Jores will prevail in the suit. To the extent that the Blocks become entitled to shares of our common stock as a result of the suit, we may be required to recognize an expense equal to the number of shares issued multiplied by the fair value of the common stock on the date of issuance. This could have a material adverse effect on our results of operations. Discovery in this case is ongoing.

In order to protect Jore Corporation and its shareholders from any adverse outcome in this or any future proceeding involving the Blocks, Matthew, Michael and Merle Jore have entered into an indemnification agreement with Jore Corporation pursuant to which they will indemnify and hold Jore Corporation harmless against these and any other future claims, including any damages and costs resulting therefrom, that the Blocks may assert against us. In addition, the agreement provides that if the Blocks become entitled to any shares of our common stock pursuant to a definitive judicial or arbitral determination or a settlement agreement with us, then the Jores will deliver to us such shares from their own shareholdings for re-issuance by Jore Corporation to the Blocks. We cannot be certain, however, that the Jores will be able to perform their indemnification obligations or that such performance will not adversely affect the market for our stock. Satisfaction of such liabilities through the issuance of shares could result in the recognition of future expenses, which could have a material adverse effect on our results of operations.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 1999, we granted stock options to purchase 181,081 shares of common stock at exercise prices ranging from $9.10 to $11.625 per share to employees, directors and consultants pursuant to our 1997 Stock Plan. We believe that the issuance of the options were exempt from registration under the Securities Act by virtue of Rule 701.

In July and August 1999, we issued to 19 accredited investors approximately $7.4 million aggregate principal amount of subordinate debt bearing interest at 6.5% to 7% per annum. In connection with the issuance of these notes, we also issued warrants to purchase, on a pro-rata basis, an aggregate of 325,600 shares of common stock at exercise prices of $9.10 and $10.00 per share. We believe the issuance of the notes and warrants was exempt from registration under Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated thereunder.

On September 22, 1999, our Registration Statement on Form S-1, Registration No. 333-78357, pursuant to which we registered the offer and sale of 4,300,000 shares of our common stock by us and an additional 300,000 shares by one of our shareholders, was declared effective by the SEC. On September 23, 1999, we commenced our initial public offering of 3,700,000 shares of common stock, and one of our shareholders commenced his offering of an additional 300,000 shares, at a public offering price of $10.00 per share. We completed the sale of these shares on September 28, 1999. The managing underwriters of the offering were D.A. Davidson & Co., Janney Montgomery Scott LLC and First Security Van Kasper (the "Underwriters"). On October 19, 1999, the Underwriters exercised their option to purchase an additional 600,000 shares of common stock from us to cover over-allotments. We completed this sale on October 21, 1999, as of which date our offering terminated.

We received gross proceeds of $43.0 million, and the selling shareholder received gross proceeds of $3.0 million, upon completion of the offering. Expenses incurred by us in connection with the offering totaled approximately $1.3 million, excluding the underwriting discount of approximately $3.0 million. Consequently, the net proceeds to us from the offering were approximately
$38.7 million. As of September 30, 1999, we had realized and used the net proceeds of the offering (excluding the net proceeds from the exercise of the over-allotment option) as follows:

------------------------------------------------------- ------------------------
Net  Proceeds  from  sale  by  Jore   Corporation   of  $33.1 million
3,700,000 shares
------------------------------------------------------- ------------------------
USE OF PROCEEDS
------------------------------------------------------- ------------------------
Repayment of indebtedness and related interest          $12.9 million
------------------------------------------------------- ------------------------
S Corporation dividend and shareholder advances         $4.0 million
------------------------------------------------------- ------------------------
Capital expenditures and working capital                $8.3 million
------------------------------------------------------- ------------------------
Investments and liquid marketable securities          $7.9 million
------------------------------------------------------- ------------------------
Total                                                   $33.1 million
------------------------------------------------------- ------------------------


Of the $4.0 million in distributions and shareholder advances, the following amounts were paid to officers, directors and 10% shareholders:

            Matt Jore and Family Trust                  $ 2,080,890
            Mike Jore and Family Trust                  $ 1,040,310
            David H. Bjornson                           $       447
            Dan Gabig                                   $       248
            Kelly Grove                                 $       248
            Bruce Romfo                                 $     7,462

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting held on July 2, 1999, the shareholders agreed to increase the number of shares reserved for issuance under the Amended and Restated 1997 Stock Plan to 1,300,000. The number of shares voted in favor of the amendment was 8,812,500, with no votes against and no abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-Q:

(a)      Exhibit 27.1     Financial Data Schedule

(b)      Reports on  Form 8-K - None

Items 3 and 5 of Part II have been omitted from this Report as not applicable.



- ------------------------------------------------------------------------------
SIGNATURES
- ------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JORE CORPORATION


                                           /s/ David H. Bjornson
                                           -------------------------------------
                                           By:  David H. Bjornson
                                           Title:      Chief Financial Officer
                                           (Principal Financial and
                                                       Accounting Officer)

Date: November 15, 1999