Form 10-K
period 1999-12-31
JORE CORP
filed 2000-03-31
CIK 1081207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number: 000-26889

                                JORE CORPORATION
             (Exact Name as Registrant as Specified in Its Charter)

                         Montana                      81-0465233
                  (State of incorporation)       (I.R.S. Employer ID)

                             45000 Highway 93 South
                              Ronan, Montana 59864
                    (Address of principal executive offices)

                                 (406) 676-4900
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                   Common Stock

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    ----     ----

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ----

            The aggregate market value of voting stock held by non-affiliates of the Registrant, computed with reference to the closing price of such stock, as of March 15, 2000: $ 30,119,999.

            The number of shares of common stock outstanding as of March 15, 2000: 13,840,887.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2000, are incorporated by reference into this report.

                                JORE CORPORATION

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      INDEX


PART I                                                                         PAGE
ITEM 1.       BUSINESS                                                           1
ITEM 2.       PROPERTIES                                                        20
ITEM 3.       LEGAL PROCEEDINGS                                                 20
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22
ITEM 4A       EXECUTIVE OFFICERS OF THE REGISTRANT                              22

PART II
ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDERS MATTERS                                              24
ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA                              26
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                               27
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
              RISK                                                              33
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       34
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                               55

PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                56
ITEM 11.      EXECUTIVE COMPENSATION                                            56
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                    56
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    56

PART IV
ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K                                                          57
SIGNATURES                                                                      58


                                     PART I

         "JORE" (WHICH MAY ALSO BE REFERRED TO AS "WE", "US" OR "OUR") MEANS JORE CORPORATION AND ITS SUBSIDIARIES, AS THE CONTEXT REQUIRES.

ITEM 1.  BUSINESS

OVERVIEW

         Jore Corporation is a leader in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. We offer a comprehensive system of proprietary drilling and driving products that save users time through enhanced functionality, productivity and ease of use. We manufacture our products using advanced technologies and equipment designs, thus achieving competitive advantages in cost, quality and production capacity. Our products are sold under private labels to the industry's largest power tool retailers and manufacturers such as Sears, Roebuck and Co., TruServ Corporation, Canadian Tire Corporation Limited, Black & Decker Corporation and Makita Corporation. Our products also are sold under the STANLEY(R) brand, to which we have an exclusive license arrangement for power tool accessories, at retailers such as The Home Depot, Inc., Menard's, Ace Hardware Corporation, Canadian Tire Corporation Limited, Fred Meyer, The Andersons, Mid-States and others.

INDUSTRY OVERVIEW

         The development and widespread availability of cordless power tools since the early 1980s has created a growing installed base of these tools among do-it-yourself consumers, professional craftsmen and industrial users. The increased use of cordless power tools has led to a growing demand for new and improved power tool accessories. According to industry sources and our market research, we believe that the worldwide addressable market for our products is approximately $13.0 billion per year. In the United States, our addressable market is approximately $5.7 billion per year, consisting of $3.0 billion for power tool accessories and a $2.7 billion for hand tools. The drilling and driving accessories market represents approximately $1.3 billion of the domestic power tool accessories market. The remainder of the power tool accessories market consists of saw blades, router bits, surface preparation and related products.

         Historically, the power tool accessories industry has been comprised of a fragmented group of manufacturers that produce traditional drilling, driving, cutting and surface preparation accessories. The industry is consolidating as larger manufacturers seek to broaden their product offerings and expand production capacity. Significant investments have been made in embedded capital equipment and production facilities which use traditional, multi-step methods of production that have remained relatively unchanged for years. The industry generally has been slow to introduce innovative new products and adopt advanced manufacturing technologies.

         In recent years, the retail distribution channel for power tool accessories and hand tools has undergone substantial consolidation and change. The emergence of "big box" home center stores has placed tremendous competitive pressure on small, independently owned hardware stores throughout North America. The large home center stores typically limit their purchases within a particular product category to a few leading national brands and promote their own private label store brands to induce customer loyalty. This change in the retail channel has had a tremendous impact on purchasing and distribution patterns. The need for a large, national sales force to call on numerous smaller retailers has greatly diminished as centralized purchasing and distribution through strategically located distribution centers has emerged. As a result, sales efforts have become more specialized, focusing on targeted programs that add value through product merchandising or logistical expertise.

STRATEGY

         Our objective is to be the leading manufacturer of innovative products for the global power tool accessories market. Our growth and operating strategies include the following specific elements:

         Growth Strategy

         EXPAND THE INSTALLED BASE AND APPLICATIONS OF OUR DRILLING AND DRIVING SYSTEM -- The base of consumers using our proprietary quick-change connectors is rapidly expanding. We will seek to further build our user base by expanding sales of our accessory sets, while concurrently developing new product applications. We recently worked with Sears, for example, to incorporate our quick connector directly into some models of its CRAFTSMAN(R) cordless power drills. We believe that we can leverage complementary hex-shank accessory products into our growing installed user base. Accordingly, we intend to continue to develop and introduce new and innovative accessories within our drilling and driving system.

         BROADEN OUR PRODUCT PORTFOLIO -- We are broadening our product portfolio to include other innovative products, including select hand tools such as ratchet wrenches and screwdrivers with proprietary features. In connection with our license of the STANLEY(R) brand, we also plan to introduce other power tool accessories. We are also using our proprietary manufacturing processes to achieve cost leadership in producing traditional round-shank drill bits. We will continue to seek opportunities to license new or existing technologies to complement our internal product development efforts.

         ENHANCE EXISTING CUSTOMER RELATIONSHIPS - We believe that there are significant opportunities to increase sales to existing customers:

              - We intend to increase the number of products that we supply to our customers and to expand the retail shelf space dedicated to our products. For example, from 1997 to 1999, we increased the number of SKUs that we sell to Sears from approximately 12 to 49 and doubled the shelf space allocated to our products sold under the CRAFTSMAN(R) label in most of its Full Line retail stores. In 2000, we will strive to increase the number of SKUs in these stores and broaden our offering in the off the mall stores as well.

              - We intend to increase our product offering to a greater number of stores. Our products are not yet sold in each of our customers' stores as we have established new relationships. As a result, we believe that there are significant opportunities to expand our presence with our current customers.

              - We intend to offer our products under different brands to enable our customers to effectively target various price points and consumer segments. These include brand names such as CRAFTSMAN(R) , STANLEY(R) , BLACK & DECKER(R) , DEWALT(R) and MAKITA(R) . We intend to offer brands that are unique to each retail segment allowing us to broaden our store scope.

         DEVELOP NEW CUSTOMER RELATIONSHIPS - In order to broaden our customer basE, we are developing and expanding relationships with major retailers. For instance we have relationships with home center retailers such as The Home Depot, Menards, Meijer and Payless Cashways, and buying groups such as Tru*Serv and Ace Hardware. We believe that offering our products under the STANLEY(R) brand will further enhance our opportunities with these customers, while concurrently enabling us to develop new customer relationships.

         EXPAND INTO THE INDUSTRIAL MARKET - We believe that the rapid interchangeability of our accessories will offer productivity enhancements to industrial users. Consequently, we intend to introduce our drilling and driving system to the industrial market, which we believe is roughly equal in size to the retail market that we presently serve. Moreover, we believe our advanced drill bit manufacturing facility will allow us to competitively supply the industrial market with traditional round-shank drill bits. We are presently evaluating alternative sales and distribution strategies to access the industrial market.

         EXPAND INTO FOREIGN MARKETS - We believe that we have significant opportunities to expand into foreign markets. We continue to supply the Canadian market through the largest Canadian hardware retailer, Canadian Tire, as well as through Sears, Makita and The Home Depot. We are currently evaluating distribution channels in the European market and we will continue to evaluate opportunities to enter other foreign markets.

         Operating Strategy

         CONTINUALLY IMPROVE OUR MANUFACTURING PROCESSES -- We continually monitor and evaluate production techniques and benchmark our processes against other related standards to refine and optimize our manufacturing processes. Our focus on continuous process improvement covers all facets of operations, from inspection of raw materials to final assembly and packaging of the end product.

         CONTINUE TO VERTICALLY INTEGRATE OUR OPERATIONS -- We increasingly utilize our own innovative manufacturing capabilities to reduce our cost of goods sold, increase our production capacity, provide better customer service, improve the quality of our products and reduce our reliance on third parties. For example, in addition to initiating our own round-shank drill bit production, recently we have substantially reduced the cost of our countersinks and our plastic injection molded and blow-molded cases, and increased our production and quality control capabilities by producing them in our own facilities. We are achieving similar results by internally producing other components.

         FOCUS ON CREATIVE MERCHANDISING AND RAPID PROTOTYPING -- We distinguish ourselves by our ability to quickly design and prototype attractive packaging and retail displays. In addition, we continually evaluate the logistics of receiving, displaying and purchasing products in retail environments. As a result, we deliver our products and systems in attractive packages and effective retail plan-o-grams that, in coordination with each customer's requirements, are easy to set up and display and are aesthetically appealing to consumers. We believe this responsiveness and attention to detail provides us with a competitive advantage in serving our customers and encourages consumer purchases.

         ENHANCE INFORMATION AND CONTROL SYSTEMS TECHNOLOGY -- Integrating our design, development, manufacturing, sales and management operations is critically important. We continue to work towards implementing our enterprise resource planning software in order to facilitate enterprise-wide communication and coordination among our employees. Real time communication among engineers, product managers, quality assurance personnel, and graphic designers will enable us to carefully control design, development, manufacture and marketing of our products.

         DEVELOP, MOTIVATE AND RETAIN HIGHLY PRODUCTIVE PERSONNEL -- We are committed to creating a working environment that values the contributions of all personnel and rewards personal initiative. We seek to retrain and redeploy, rather than displace, employees when we implement manufacturing improvements or technology upgrades. By encouraging employees to attend our internal education programs, we believe that we improve the capabilities of our employees and leverage our investment in process technology and information management systems. Our programs cover a range of topics including computer aided design, spreadsheet and database management, work-flow efficiency, sales education and automation training.

PRODUCTS

         We produce a variety of power tool accessories and hand tools. We currently offer a comprehensive drilling and driving system that combines a proprietary quick-change connector with a full range of complementary accessories. We market our products in sets, which generally include quick-change connectors, reversible drill and driver tools, screw guides and a combination of hex-shank drill and screw driving bits. Depending on the scope and configuration, these sets typically sell at retail prices ranging from $19.99 to $99.99. We also individually package and sell the various components of our drilling and driving products.

         In addition to our drilling and driving systems, we also manufacture and sell traditional round-shank drill bits and innovative hand tools, including our TORQUE DRIVER-TM- screw and nut drivers and wrench ratchets. In connection with our licensing of the STANLEY(R) brand, we also plan to begin offering other power tool accessories, such as saw blades, router bits, and related products.

         Our product families include the following:

         QUICK CHANGE DRILLING AND DRIVING SYSTEMS

         The cornerstone of our power tool accessories portfolio is a patented quick change drilling and driving system that enables single-handed interchangeability of a full-range of hex-shank drilling, driving and surface preparation accessories. In addition to quick interchangeability, our hex-shank accessories provide enhanced torque transmission as compared to traditional round-shank products. Users chuck the quick connector into their drill and then can quickly change between accessories throughout their project without having to continually chuck and re-chuck a particular accessory. We offer the quick-change connectors in a variety of styles and sizes to fit the needs of both do-it-yourself consumers and professional craftsmen. The quick-change connectors are used in conjunction with a variety of hex-shank accessories including high-speed drill bits, masonry drill bits, wood boring spade bits, wire brushes and other surface preparation applications.

         REVERSIBLE DRILL AND DRIVERS

The patented reversible drill and driver speeds up the process of drilling and driving as well as providing both functions in one tool. This product line consists of a drilling tool on one end and a driving tool on the other. The reversible drill and driver allows the user to drill and/or countersink a pilot hole, then quickly release and flip the accessory to drive the screw or other fastener. The product can be used with a number of drilling and driving tools and is available in a variety of versions and sizes.

         SCREW GUIDES

         Our patented screw guides are magnetic bit holders with a self-retracting guide sleeve that provide the user with an easily operated screw-driving accessory for a power drill. The user places the screw head on the magnetized insert bit and then pulls the self-retracting guide sleeve forward over the screw. The guide sleeve holds the screw straight and prevents slippage during driving. The screw guide comes in many variations to serve specific applications.

         HAND TOOLS

         The TORQUE DRIVER-TM- is an ergonomically designed screw and nut driver with a flip-out handle allowing for greater torque in turning screws and driving nuts. The CARTRIDGE DRIVER-TM- is a screw and nut-driving tool containing a retracting cartridge in the handle for storing a number of drilling and driving bits. This tool also incorporates a quick connect feature allowing fast interchangeability of screw and nut driving bits.

         DRILL BITS

         Using our advanced drill bit manufacturing technology, we produce traditional round-shank drill bits. We offer ground-from-solid drill bits in a variety of sizes and for various surfaces. These bits have been tested and demonstrated to meet the highest quality standards in the industry.

MANUFACTURING AND PROCESS TECHNOLOGIES

         We use advanced technology to create the highest quality, most cost-effective processes available to manufacture, assemble and package our products. We operate based on the concept of "Kaizen," a Japanese word meaning "never ending improvement." Our processes are based on continuing research into materials, technology and machines from other companies and industries. Our focus on innovation and continuous process improvement covers all facets of operations, from inspection of raw materials to final assembly and packaging of the end product. The application of advanced technology manufacturing allows us to enhance product quality, lower production costs, improve customer responsiveness, and rapidly scale and increase production capacity to support sales growth.

         Our in-house manufacturing processes include drill bit grinding, high-speed machining, injection molding, blow molding, die-casting, metal forming and stamping. We have jointly designed and developed a proprietary drill bit manufacturing machine that automates all aspects of drill bit production, resulting in improved quality, lower production costs and increased production capacity. We have entered into an agreement with the manufacturer of this equipment that grants us an exclusive right to its output and to the machine design for a five-year period. In order to maintain our exclusive rights, we are required to purchase a minimum number of machines annually during the term of the agreement. We also have entered into an agreement with the designer of the equipment pursuant to which he will provide consulting services relating to our future manufacturing technologies.

         We also operate high speed machining centers to produce a variety of our component parts, such as screwdriver bits and countersinks. Our injection molding operations produce a variety of plastic components such as storage cases and screwdriver handles. We produce hex-shank accessories using our proprietary die-casting processes and screw driving accessories are produced using our proprietary metal forming and stamping equipment. Our equipment incorporates micro processing technology that allows us to capture, analyze and manipulate data to more effectively manage and coordinate our operations.

         Our internally manufactured component parts, as well as selected outsourced components, go from our manufacturing or receiving operations to our assembly and packaging work centers. Finished goods, such as hex- and round-shank drill bits, move immediately to the packaging area and become part of a multi-product set or are packaged individually. Through a continual study and assessment of these assembly and packaging processes, our in-house engineering and automation staff designs, constructs, and installs equipment that reduces manual labor requirements, increases throughput and allows us to electronically monitor and control processes.

         We constantly monitor all facets of the manufacturing process for inefficiencies and strive to use technology or new processes that save time, reduce costs, and improve quality. We first seek to identify and quantify any advantages that we believe we can achieve by developing a new process. We then seek a solution by investigating machine manufacturing companies throughout the world that can potentially address our needs. If an appropriate machine is not available from an outside source, we will collaborate in the design with a manufacturer to build process-specific equipment or design and build such equipment internally.

PRODUCT DEVELOPMENT

         We focus our efforts on the design and development of product improvements and new products based on an evaluation of the needs and demands of consumers. We maintain an active dialogue with users of our products to ascertain the most desirable enhancements for our current products and systems and to aid in the development of new products. Our product and process innovation group is comprised of 49 people, including 14 engineers, 13 industrial designers and machinists, 9 graphics designers and 13 technicians.

         We have a disciplined process by which we identify and develop potential new products and bring them to market.

         CONCEPTUALIZATION AND ENGINEERING OF NEW PRODUCTS OR IMPROVEMENT TO EXISTING PRODUCTS. Our personnel visit job sites to observe current construction and manufacturing methods and to identify potential opportunities to improve existing products or create new products. Once we identify a need for a new product or an improvement to an existing product we begin a conceptualization process involving feedback from end-users and personnel within our manufacturing operations. Using computerized engineering software, we develop three-dimensional computerized drawings and manipulate these images to optimize functionality and form.

         PROTOTYPED PRODUCTION. Once we are satisfied regarding the functional and aesthetic objectives of a particular product, our engineering software sends the three-dimensional computerized model to our rapid prototyping system. Our system produces a three-dimensional plastic model that we then test for aesthetics, functionality and general design. Once we are satisfied with the concept prototype, we commission a fully functional prototype to be made for performance testing and evaluation as a working prototype. In many cases, the rapid prototype model serves this function as well.

         SELECTION OF RAW MATERIAL AND PRODUCTION EQUIPMENT. In order to select the appropriate raw material, we use the working prototype to test alternative materials in many different conditions. After we have determined the appropriate raw material and product specifications, we send engineering drawings, concept prototypes and working prototypes to selected manufacturing equipment suppliers so that they are able to submit proposals on design and fixturing of appropriate equipment. Our equipment committee evaluates the proposals from these suppliers and selects the best design to produce our product.

         ASSEMBLY, PACKAGING AND AUTOMATION FIXTURES. We design automated work cells to efficiently assemble and package our products. Our automation team evaluates and selects the appropriate technology and equipment for each process. Our work cells, comprised of several process-specific work-centers, are designed and arranged for efficient flow of product and personnel. Our automation team designs safe, ergonomic workstations based upon the needs of our production team.

CUSTOMERS

         We sell our products to customers which currently fall into two general categories:

                  Retailers of power tool accessories; and

                  Power tool manufacturers.

         Our retail customers offer our products in their own stores under their own private label brands. We coordinate closely with these customers on promotional and merchandising strategies and displays, and we supply these customers with products in final packaged form. We have also begun to offer our products to retail customers under the STANLEY(R) brand.

         Our power tool manufacturer customers offer our products through their own distribution channels under their own brands. We supply our products to these customers either in final packaged form or as unpackaged products that the manufacturers combine and package with related drilling and driving products.

         Our customers include the industry's leading manufacturers such as Black & Decker and Makita as well as major retailers such as Sears, Home Depot, Lowe's, True Value, Ace Hardware, Canadian Tire, and others. In 1999, Sears, Black & Decker/DeWalt and Makita each accounted for 58.3%, 22.8% and 10.1% respectively, of our revenues. In 1998, Sears, Black & Decker/DeWalt and Makita each accounted for 60.2%, 17.2% and 14.5%, respectively, of our revenues. In 1999, Black & Decker recognized us with its Performance Scorecard Award for Total Cost Management. In 1998 and 1999, we were awarded a "Partner in Progress" designation by Sears (for the previous year in each case), an award earned by approximately only one percent (1%) of Sears' vendors. In addition, we received the Sears Hardlines Group Innovation Award for 1997.

SALES AND MARKETING

         We seek to develop long-term, mutually beneficial relationships with our customers and to communicate with decision-makers at all levels within our customers' organizations. Our internal sales and marketing staff closely coordinates our activities and strategies with a sales representative organization, Manufacturers' Sales Associates, LLC. Manufacturers' Sales Associates, which receives a commission that is a percentage of our sales to selected customers, consists of sales representatives who formerly were senior sales and marketing executives with major power tool companies. These representatives are strategically located near major customers in the industry so they can continually coordinate product and promotional requirements to optimize market opportunities. We believe that our relationship with Manufacturers' Sales Associates effectively leverages their industry experience while complementing our focus on product and process development.

         Our sales and marketing team works closely with our customers to create coordinated promotional and merchandising campaigns. Elements of a typical promotional campaign may include television commercials, direct mail product circulars, catalogs, newspaper and magazine advertisements and promotional events. Campaigns may also include merchandising events, plan-o-grams, and promotional displays, such as aisle end caps, clip strips and center aisle merchandisers.

         Most of our sales are derived from purchase orders for products to be delivered to our customers within 30 days of receipt of the order. As is customary in the power tools accessories market, we rely on our customers' forecasts to anticipate future order volumes, and typically do not enter into long-term supply agreements with our customers. As a result, we typically do not maintain a significant backlog of purchase orders. See "Risk Factors--Our dependence on customer forecasts to manage our business may cause us to misallocate our production, inventory or other resources."

         We distinguish ourselves with our highly skilled, responsive in-house graphics department that works closely with our sales and marketing department and with Manufacturers' Sales Associates. Our graphics capabilities provide us with a significant competitive advantage by allowing us to quickly design and produce packaging mockups and sample promotional materials for new and existing customers. We also produce our own point-of-sale displays and collaborate with our customers in designing unique, customer-specific packaging. We believe that our graphics capabilities enable us to offer our customers a "turn-key" graphics and packaging solution that makes it easier for them to merchandise and display our products and greatly enhances our sales and marketing efforts.

COMPETITION

         The power tool accessories market and the hand tool market are highly competitive. Many of our competitors are established companies that have significantly greater financial, technical, manufacturing, sales and marketing, and support resources than Jore Corporation. In addition, many of our competitors own well-known brands, enjoy large end-user bases, and benefit from long-standing customer relationships. As we expand into new markets, we can expect to encounter similar competitive environments.

         Competitors in power tool accessories include Vermont American Corporation, Black & Decker, Greenfield Industries, Inc., a wholly-owned subsidiary of Kennametal Inc., American Tool Companies, Inc., S/B Power Tools, Milwaukee, Porter Cable, Snap-On Incorporated and others, as well as a number of independent "job shops" that supply products under private labels to OEM and retail customers. Competitors in the hand tools market include American Tool, Cooper Industries, Inc., The Stanley Works and others, including some foreign companies. Competitive factors in our markets include:

         - Establishing favorable brand recognition;

         - Maintaining manufacturing efficiency and expertise;

         - Developing a breadth of product offerings;

         - Implementing appropriate pricing;

         - Providing strong marketing support;

         - Manufacturing high quality products;

         - Providing excellent customer service; and

         - Obtaining access to retail outlets and sufficient shelf space.

INTELLECTUAL PROPERTY

Our ability to compete effectively depends in part on our ability to develop and protect our proprietary technology. We have 13 United States and foreign design and utility patents covering a variety of our products and processes. While our patents have been important to our business, we do not believe that our business is dependent on any single patent or group of patents. We also own or license several registered trademarks and sell many products to our customers under arrangements that allow us to maintain control of our trademarks while granting customers exclusive use of specified marks for limited purposes. For example, we have granted Sears the exclusive right to use the Speed-Lok trademark in connection with Sears' sales of quick-change systems and other products, provided that Sears purchases a minimum quantity of Jore products annually. The primary trademarks we own or use in our business include SPEED-LOK(R) , SPEED SHANK(R) , QUAD-DRIVER(R) , BIT-LOK(R) , HIGH TORQUE POWER DRIVER(R) , MONTANA TOOL CORPORATION-TM-, TORQUE DRIVER-TM-, JORETECH-TM-, WHERE INNOVATION MEETS REALITY-TM- and AUTO JAW-TM-. Certain of our trademarks are integral to our business and we aggressively monitor and protect these and other marks. In April 1999, we entered into an agreement with The Stanley Works that grants us the exclusive license to sell power tool accessories under the Stanley(R) brand in North America. The agreement provides for the payment by us to Stanley of a percentage of our sales of our Stanley(R) branded products, with certain minimum payment obligations, during the term of the agreement. The term of the Agreement is through December 2004, and may be renewed by us through December 2009.

In December 1999, we entered into agreements with The Norton Company, a manufacturer of surface preparation and abrasive tool accessories, regarding the "SPEEDLOK" and "SPEED-LOK" trademarks. In exchange for our agreement to have The Norton Company be our preferred supplier of grinding wheels and surface preparation products, we were granted an exclusive license to use the Speed-Lok name in connection with the sale of power tool accessories.

We enter into confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

INFORMATION MANAGEMENT

Through our information management systems, we seek to electronically integrate all aspects of our operations, from procurement of raw materials to sale of our packaged products to end-users. Our fully-integrated enterprise resource planning software system allows centralized management of key functions, including inventory, order processing, accounts receivable, accounts payable, general ledger, shop floor control, bar-coded inventory, material requirements planning, scheduling and electronic data interchange. This information system enables us to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. Our new system integrates our internal processes and allows for cross-platform information sharing among our various departments.

PERSONNEL AND HUMAN RESOURCES

As of December 31, 1999, we employed 619 full-time employees and 94 part-time employees, of whom 17 were in sales and marketing, 115 in finance and administration, 46 in technology development and application and 535 in operations. All but twelve of our employees are located at our facility near Ronan, Montana, with eleven being located at our JB Tool, LLC screwdriver bit facility in Wisconsin. No employees are covered by collective bargaining agreements, we have never had a work stoppage and we believe we maintain good relations with our employees.

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

THE LOSS OF A LARGE CUSTOMER COULD RESULT IN A SUBSTANTIAL DECREASE IN REVENUES:

Historically, most of our sales have been derived from a small number of customers and, due to the continuing consolidation of the industry's distribution channels, we expect a significant portion of our future sales to remain concentrated among a limited number of customers. In 1999, sales to, Sears, and Black & Decker/DeWalt and Makita accounted for 58.3%, 22.8%, and 10.1% respectively, of our net revenues. In 1998, sales to Sears, Black & Decker/DeWalt and Makita accounted for 60.2%, 17.2% and 14.5%, respectively, of our net revenues. In 1997, sales to Sears, Black & Decker/DeWalt, Makita and Home Depot accounted for 31.9%, 21.5%, 25.6% and 17.0%, respectively, of our net revenues. A significant decrease in sales to, or the loss of, any of our major customers would have a material adverse effect on our business, prospects, operating results and financial condition, such as a substantial decline in revenues.

THE MARKETING OF OUR PRODUCTS UNDER THE STANLEY(R) BRAND MAY BE UNSUCCESSFUL AND MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH EXISTING CUSTOMERS:

In April 1999, we signed an agreement with The Stanley Works that grants us the exclusive license to sell power tool accessories under the STANLEY(R) brand and indemnifies us for damages and costs incurred in connection with any infringement claims arising out of our use of STANLEY(R) trademarks and trade dress. Some of our existing customers may view our license arrangement with Stanley unfavorably, and therefore reduce or stop purchases of our products. For example, in June 1999, Black & Decker advised us that our proposed introduction of STANLEY(R) branded power tool accessories in yellow and black packaging would violate Black & Decker's trademark rights under its DEWALT brand. In response to Black & Decker's assertions, Stanley filed a lawsuit, which we joined as a co-plaintiff, seeking a judgment that, among other things, the use of the colors yellow and black with the STANLEY(R) name or trademark on power tool accessories does not infringe or dilute Black & Decker's trademark rights. On July 7, Black & Decker asserted counterclaims against Stanley and Jore for unfair competition and trademark and trade dress infringement. On February 24, 2000, Black & Decker moved to dismiss the lawsuit on the grounds that no "case or controversy" exists among the parties. Stanley and Jore have opposed Black & Decker's motion, which is pending before the Court. This lawsuit poses the risks that we may be required to modify the colors of the packaging and promotional materials for our STANLEY(R)-branded products which could diminish the value of, and limit our sales and growth prospects associated with, the STANLEY(R) brand. We could incur significant expenses and be required to pay damages if Stanley fails to fulfill its indemnification obligations to us; and Black & Decker could limit or terminate its business relationship with us. The occurrence of any of these events could have a material adverse effect on our business, operating results and financial condition by increasing our costs, reducing our sales and diverting management resources.

In addition, retailers may choose not to offer our products under the STANLEY(R) brand. We cannot be certain that the time and resources we will spend marketing our products under the STANLEY(R) brand will lead to increased sales and profitability. Other potential risks in connection with this licensing agreement include:

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

OUR FAILURE TO DEVELOP NEW DISTRIBUTION CHANNELS COULD DIMINISH OUR REVENUE
GROWTH:

We cannot assure that we will be able to develop new distribution channels or penetrate the industrial market or that this growth strategy can be implemented profitably. Our growth depends, in part, on our ability to develop new distribution channels, including penetration of the industrial market for our products. Challenges that we face in developing new distribution channels include:

      -  Obtaining customer acceptance of our products;
      -  Managing existing customer relationships;
      -  Establishing relationships with new customers;
      -  Displacing incumbent vendor relationships; and
      -  Successfully introducing new products under the STANLEY(R) brand.

Our failure to develop new distribution channels could have a material adverse effect on our business, operating results, and financial condition, particularly future revenue levels.

THE LOSS OF ANY OF OUR KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO MANAGE OUR BUSINESS:

Our performance and future success depends to a significant extent on our senior management and technical personnel, and in particular on the skills, experience, and continued efforts of Matthew Jore, Jore Corporation's founder, President and Chief Executive Officer. The loss of Matthew Jore or any of our other key personnel could have a material adverse effect on our business and prospects. We have an employment agreement with Matthew Jore, but do not have employment agreements with any of our other employees.

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

WE FACE COMPETITION IN THE POWER TOOL ACCESSORIES AND HAND TOOLS MARKETS:

The power tool accessories and hand tools markets are mature and highly competitive. We cannot assure that we will be able to compete in our target markets. In the power tool accessory market competitors include Vermont
American Corporation, Black & Decker Corporation, Greenfield Industries,
Inc., a wholly-owned subsidiary of Kennametal Inc., American Tool Companies, Inc., S/B Power Tools, Milwaukee, Porter Cable, Snap-On Incorporated and others, as well as a number of other companies that supply products under private labels to OEM and retail customers. Some of these competitors offer products similar to ours or different products with similar functionalities. In particular, Black & Decker has developed a product line with similar characteristics to our quick-change system. In the hand tool market, competitors include American Tool Companies, Inc., Cooper Industries, Inc., The Stanley Works and others, including foreign manufacturers such as Sandvik AB.

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

OUR BUSINESS IS SEASONAL AND OUR OPERATING RESULTS ARE SUBJECT TO QUARTERLY
FLUCTUATIONS:

Seasonality and unanticipated changes in customer demand could cause our revenue, expenses, inventory levels and operating results to fluctuate. Currently, the majority of our sales occur during the third and fourth fiscal quarters and our operating results depend significantly on the holiday selling season. In 1997, 1998, and 1999 approximately 69%, 67%, and 67% respectively, of our net revenues were generated during the third and fourth quarters. To support this sales peak, we anticipate demand and build inventories of finished goods throughout the first two fiscal quarters. In addition, our customers may reduce or delay their orders during the first two fiscal quarters to balance their inventory between the holiday selling seasons. As a result, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the first half of the year. These factors can cause variations in our quarterly operating results and potentially expose us to greater adverse effects of changes in economic and industry trends.

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

UNSATISFACTORY PERFORMANCE OF OUR NEW INFORMATION TECHNOLOGY SYSTEM COULD SLOW OUR GROWTH:

The satisfactory performance and reliability of our information systems are essential to our operations and continued growth. We have implemented a new information technology system parts of which became operational during July of 1999. If the system fails to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience design, manufacturing, and shipping delays, which in turn, could increase our costs and result in deferred or lost sales. Failure to maintain our new information system, or unsatisfactory performance of the system, could disrupt manufacturing operations and reporting systems, cause delays in production and shipping of product, and adversely affect our responsiveness to customers.

THE LOSS OR NON-PERFORMANCE OF OUR SALES REPRESENTATIVE COULD DISRUPT OUR SALES
EFFORTS:

We coordinate our sales and marketing activities with a sales representative, Manufacturers' Sales Associates, LLC. In 1999 and 1998, Manufacturers' Sales Associates and its affiliate received a commission on all of our sales. The failure or inability of Manufacturers' Sales Associates to represent us effectively, maintain relationships with our customers, attract new customers, or satisfactorily perform marketing activities could adversely affect our business, customer relationships, reputation and prospects for growth. Moreover, Manufacturers' Sales Associates can terminate its relationship with us at any time without penalty. Termination of this relationship would require us either to conduct all of our sales and marketing activities internally or retain another sales and marketing representative. Any such change could disrupt our sales efforts and damage our customer relationships.

EXISTING AND POTENTIAL LITIGATION MAY DIVERT MANAGEMENT RESOURCES AND COULD ADVERSELY AFFECT OUR OPERATING RESULTS:

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources. On August 16, 1999, Pete K. Block and
Paul K. Block instituted separate
actions in Montana District Court against us, Matthew Jore individually and d.b.a. Jore Enterprises, Michael Jore and Merle Jore. In their complaints, the Blocks alleged, among other things, that they are collectively entitled to a 25% interest in the capital stock of Jore Enterprises and any successor corporation. Their lawsuits are based in part upon an agreement, dated October 10, 1989, between the Blocks and Matthew, Michael and Merle Jore. The Blocks seek dissolution of Jore Corporation and are compensatory damages of not less than $10 million, punitive damages, attorneys' fees and costs, and injunctive relief preventing any reorganization or sale that would cause them to collectively own less than 25% of the equity of Jore Enterprises and any successor corporation.

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

WE SUBSTANTIALLY RELY ON CONTRACTS WITH AFFILIATES WHOSE INTERESTS MAY NOT ALWAYS COINCIDE WITH THOSE OF OUR PUBLIC SHAREHOLDERS:

The existence of, or potential for, conflicts-of-interest between two of our directors and us could adversely influence decisions relating to sales and marketing and printing and packaging of our products. We rely substantially on our sales representative, Manufacturers' Sales Associates, for sales and marketing assistance and on Printing Press Incorporated for printing and packaging materials. Our director William M. Steele is the managing member and owns a significant ownership percentage and control of Manufacturers' Sales Associates, and our director Bruce Romfo owns 30% of Printing Press Incorporated. In 1999, Manufacturers' Sales Associates and its affiliate earned an aggregate of $1,245,424 million in sales commissions and we purchased $2,597,810 million printing and packaging materials from Printing Press. In 1998, Manufacturers' Sales Associates and its affiliate earned an aggregate of $1.8 million in sales commissions and we purchased $2.0 million printing and packaging materials from Printing Press. Because of their significant ownership stakes in these two entities, the interests of Messrs. Steele and Romfo may diverge from those of Jore Corporation and its public shareholders.

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

THE JORE FAMILY CONTROLS ALL MATTERS REQUIRING SHAREHOLDER APPROVAL POSSIBLY IN CONFLICT WITH YOUR INTERESTS:

Matthew Jore, acting alone, or the Jore family, acting together, are able to control all matters requiring shareholder approval. Matthew Jore, President and Chief Executive Officer, his brother Michael Jore, Executive Vice President, trusts controlled by Matthew and Michael Jore, and other members of the Jore family beneficially own approximately 63.4% of our outstanding common stock. Our Articles of Incorporation and Bylaws do not provide for cumulative voting; therefore, the Jore family has the ability to elect all of our directors. The Jore family also has the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock in this offering. This ability to exercise control over all matters requiring shareholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

WE MAY NEED ADDITIONAL CAPITAL WHICH COULD DILUTE YOUR INTEREST IN THE COMPANY AND WHICH MAY NOT BE AVAILABLE WHEN NEEDED:

Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital needs and to enhance our financial position for future operations. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms. If financing is unavailable to us or is available only on a limited basis, we may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, and financial condition.

WE USE DEBT, WHICH CREATES FINANCIAL AND OPERATING RISK:

We have relied on debt and may seek additional debt funding in the future. As of December 31, 1999, we had approximately $27,779,153 million of outstanding long-term debt, net of current portion, which accounted for 38.2% of our total capitalization. Our leverage poses the risks that:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD NEGATIVELY AFFECT OUR STOCK
PRICE:

The market price of our common stock could decrease as a result of sales of a large number of shares in the market or in response to the perception that such sales could occur. Approximately 9.5_ million of our shares are eligible for immediate sale, in certain instances, subject to the volume limitations of Rule 144.

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

ITEM 2.  PROPERTIES

Our operations are housed in 280,590 square feet of facilities located on a 120 acre site near Ronan, Montana that we own. Our existing facilities include three buildings from which we provide manufacturing, assembly, packaging, warehousing and administrative functions. During 1999, we expanded our facilities by 153,600 square feet to accommodate expanded manufacturing activities, including our new drill bit manufacturing operation. We believe this site is sufficient to continue to expand our facilities to meet our needs for the foreseeable future, although we may expand beyond our locality and our existing site to accommodate our product distribution needs and to access more substantial labor pools. We also lease a facility of about 10,500 square feet in Edgerton, Wisconsin in which we manufacture insert screwdriver bits in our J.B. Tool operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources.

BLACK & DECKER LITIGATION. On June 9, 1999, The Stanley Works filed a lawsuit against Black & Decker in the United States District Court for the District of Connecticut. The lawsuit arises out of claims made by Black & Decker that our proposed introduction of STANLEY(R)-branded power tool accessories in yellow and black packaging would violate Black & Decker's trademark rights associated with its DEWALT(R) brand.

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

In contrast, we believe that Black & Decker first introduced the DeWalt line of power tools dressed in yellow and black in 1992. Jore began shipping product under the STANLEY(R) brand on June 14, 1999.

On July 7, 1999 Black & Decker filed an Amended Answer, Affirmative Defenses, and Counterclaims to Amended Complaint, in which Black & Decker denied most of the allegations asserted against it and raised counterclaims against Stanley and Jore alleging, among other things, unfair competition and trademark and trade dress infringement. In its filing, Black & Decker seeks:

- dismissal of Stanley's action;

- an injunction against Stanley and Jore that would prevent Stanley and us from using the yellow and black color combination for marketing and selling power tools and power tool accessories;

- damages for our use of the yellow and black color combinations; and

- attorneys' fees and costs.

On February 24, 2000, Black & Decker moved to dismiss the lawsuit on the grounds that no "case or controversy" exists among the parties. Stanley and Jore have opposed Black & Decker's motion, which is pending before the court.

Under the license agreement, Stanley has agreed to indemnify and hold us harmless with respect to any alleged copyright or trademark infringement action arising out of the approved use of Stanley's trademarks, and has the sole responsibility for undertaking and conducting the defense of any such action.

BLOCK BROTHERS LITIGATION. On August 16, 1999, Pete K. Block and Paul K. Block instituted separate actions in the Montana Fourth Judicial District Court of Missoula County, Montana against us, Matthew Jore individually and dba Jore Enterprises, Michael Jore, individually, and Merle Jore, individually. In their complaints, the Blocks alleged, among other things, that they are collectively entitled to a 25% interest in the capital stock of Jore Enterprises and any successor corporation. Their lawsuits are based in part upon an agreement, dated

October 10, 1989, between the Blocks and Matthew, Michael and Merle Jore pursuant to which the Blocks contend that Matthew, Michael and Merle Jore agreed to issue them shares of stock of Jore Enterprises and any successor corporation and to grant them a collective 25% interest in all patent rights, profits and real and personal property. The Blocks seek dissolution of Jore Corporation and compensatory damages of not less than $10 million, plus interest, punitive damages, attorneys' fees and costs and injunctive relief preventing any capital reorganization or sale that would cause them to collectively own less than 25% of the equity of Jore Enterprises and any successor corporation.

We have answered the complaint, and we intend to vigorously defend against the claims, assert affirmative defenses and potentially assert counterclaims. While we believe that we have meritorious defenses and potential counterclaims to the Blocks' claims, litigation is inherently uncertain, and we cannot assure that we and/or the Jores will prevail in the suit. To the extent that the Blocks become entitled to shares of our common stock as a result of the suit, we may be required to recognize an expense equal to the number of shares issued multiplied by the fair value of the common stock on the date of issuance. This could have a material adverse effect on our results of operations.

In order to protect Jore Corporation from any adverse outcome in this or any future proceeding involving the Blocks, Matthew, Michael and Merle Jore have entered into an indemnification agreement with Jore Corporation pursuant to which they indemnify and hold Jore Corporation harmless against these and any other future claims, including any damages and costs resulting therefrom, that the Blocks may assert against us, including attorneys fees and costs. In addition, the agreement provides that if the Blocks become entitled to any shares of our common stock pursuant to a definitive judicial or arbitral determination or a settlement agreement with us, then the Jores will provide such shares from their own shareholdings. We cannot be certain, however, that the Jores will be able to perform their indemnification obligations or that such performance will not adversely affect the market for our stock. Satisfaction of such liabilities through the issuance of shares could result in the recognition of future expenses, which could have a material adverse effect on our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1999.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Jore Corporation, as of March 1, 2000, and their ages and positions, are as follows:


NAME                                  AGE            POSITION
Matthew B. Jore (2)                  37              President, Chief Executive Officer and
                                                     Chairman
Michael W. Jore                      40              Executive Vice President and Director
David H. Bjornson                    43              Chief Financial Officer,
                                                     General Counsel, Secretary and Director



Kelly D. Grove                       33              Vice President--Controller
Nikki M. Snyder                      40              Vice President--Human Resources
Jeffery J. Eidsmoe                   43              Vice President--Operations
Jeffrey M. Heutmaker                 37              Vice President--Strategic Initiatives
George R. Collins                    52              Vice President-Industrial Sales


         MATTHEW B. JORE is the founder of Jore Corporation. He has served as our President since June 1990, Chief Executive Officer since March 1999 and a Director since its inception in February 1990. He holds a B.S. degree in Economics from the University of Montana.

         MICHAEL W. JORE has served as Executive Vice President since November 1998 and Director of Jore Corporation since February 1990. From June 1990 to November 1998, he was the Vice President of Jore Corporation. Before joining Jore Corporation, he worked for Plum Creek Timber, L.L.C. for ten years. Matthew and Michael Jore are brothers.

         DAVID H. BJORNSON has served as General Counsel since November 1998, Executive Vice President since March 2000 and as a Director since May 1998. Mr. Bjornson also served as Chief Financial Officer from November 1998 through March 2000. From 1985 to 1998, he was a partner or associate attorney with law firms in Seattle, Washington and Missoula, Montana, focusing his practice in the area of business transactions and corporate and tax law. From 1979 to 1981 he worked with the international accounting firm of Touche Ross & Co. in Seattle. He holds an LL.M. degree in taxation from New York University, and a J.D. and a B.A. degree in Business Administration with honors from the University of Montana. Mr. Bjornson also holds a Certified Public Accountant Certificate.

         KELLY D. GROVE has served as Vice President--Controller of Jore Corporation since March 1999. From August 1995 to March 1999, she was the Controller of Jore Corporation. From March 1994 to August 1995, she was the Executive Coordinator of Jore Corporation. From November 1991 to March 1994, she was a staff accountant at Washington Corporations, a holding company. She has a B.S. degree from Montana State University. She holds a CPA certificate.

         NIKKI M. SNYDER has served as the Vice President--Human Resources of Jore Corporation since March 1999. From August 1996 to March 1999, she was the Personnel Manager of Jore Corporation. From August 1994 to August 1996, she was a personnel coordinator of Jore Corporation.

         JEFFERY J. EIDSMOE has served as Vice President--Operations since May 1999. From January 1988 to May 1999 he worked for Western Forge, a subsidiary of Emerson Electric Company, serving as its Director of Product Development for the past four years. Mr. Eidsmoe was previously employed by Cessna Aircraft Company as an Industrial Engineer Group Leader and Production Supervisor from March 1983 to December 1988. He has an M.B.A. degree from the University of Colorado and a B.S. degree from Bemidji State University, Bemidji, Minnesota.

         JEFFREY M. HEUTMAKER has served as Vice President--Strategic Initiatives since June 1999. From June 1996 to June 1999 Mr. Heutmaker was an attorney with Van Valkenberg Furber Law Group P.L.L.C, a law firm located in Seattle, Washington, and outside securities counsel to Jore Corporation. From 1985 to 1996, Mr. Heutmaker practiced law in

Seattle, Washington, including with the international firm of Bogle & Gates, where his practice focused on securities law and mergers and acquisitions transactions. He holds a J.D. degree from Notre Dame Law School and a B.A. degree in Economics and English Literature from the University of Puget Sound.

         GEORGE R. COLLINS has served as Vice President of Industrial Sales since October 1999. From April 1991 to October 1999, he was the Director of Sales, Consumer Division, for Greenfield Industries, a Division of Kennametal Industries. From March 1989 to March 1991, he was the Vice President of Sales and Marketing for NicSand, Incorporated, A Blue Coral Company, a Division of Quakerstate, Incorporated. He holds a B.A. in Economics from Ohio University.

         Our executive officers will serve as officers of Jore Corporation until the regular meeting of the Board of Directors in May 2000 or until their respective successors shall have been elected. Mike Jore and Matt Jore are brothers. There is no family relationship between any of the other executive officers listed above.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER

Market Information

Our common stock is traded on the Nasdaq National Stock Market ("Nasdaq") under the symbol "JORE." The common stock commenced trading on September 23, 1999. The following table sets forth the high and low closing sale prices for the Common Stock as reported on the Nasdaq for the period from September 23, 1999 through the end of fiscal year 1999, and the period from January 1, 2000 through March 15, 2000.


                                                      High           Low
                                                      ----           ---

Year ended December 31, 1999
         Third Quarter (from September 23)           $12.3125      $ 9.1000
         Fourth Quarter                              $12.8750      $ 7.0625
January 1, 2000 through March 15, 2000               $ 9.9375      $ 5.7188


Holders

As of March 15, 2000, there were approximately 90 holders of record of Common Stock.

Dividends

Except for the S corporation distribution described in Note 5 to Jore Corporation's Consolidated Financial Statements presented herein under Item
8, we did not declare or pay any dividends in 1999, and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings for reinvestment in the operation and expansion of our business. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Under certain loan covenants associated with our line of credit facility, we are restricted from declaring or paying dividends, or from purchasing, redeeming, retiring or otherwise acquiring for value any of our shares of stock, or from otherwise distributing property to shareholders with some limited exceptions.

Sales of Unregistered Securities

There were no unregistered sales of equity securities made during the fourth quarter of 1999.

Use of Proceeds From Registered Securities

As of December 31, 1999, we had used the net proceeds of our initial public offering (excluding the net proceeds from the exercise of the over-allotment option) as follows:



Net  Proceeds  from  sale  by  Jore   Corporation   of  $38.6 million
4,300,000 shares
------------------------------------------------------- ------------------------
USE OF PROCEEDS
------------------------------------------------------- ------------------------
Repayment of indebtedness and related interest          $12.9 million
------------------------------------------------------- ------------------------
S Corporation dividend and shareholder advances         $4.0 million
------------------------------------------------------- ------------------------
Capital expenditures and working capital                $14.0 million
------------------------------------------------------- ------------------------
Investments and marketable securities                   $7.7 million
------------------------------------------------------- ------------------------
Total                                                   $38.6 million
------------------------------------------------------- ------------------------


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

                                                                         (in thousands except per share amounts)

                                                                    1999      1998       1997       1996        1995
Operating Data

         Net sales                                                $ 53,872   $ 44,888   $ 23,656   $  9,686    $  9,416

         Income (loss) from operations                               9,303      7,734      3,445        (63)        561

         Net earnings (loss) before extraordinary item               6,477      6,240      2,541       (558)        189
             and taxes

         Provision for income taxes                                    633       --         --         --          --
                                                                  -------------------------------------------------------
         Income (loss) before extraordinary item                     5,844      6,240      2,541       (558)        189

         Extraordinary item:

         Loss related to early retirement of debt, net of taxes        914

                                                                  -------------------------------------------------------
         Net income (loss)                                        $  4,930   $  6,240   $  2,541   $   (558)   $    189
                                                                  =======================================================

         Income before extraordinary item per common share:
              Basic                                               $   0.55   $   0.66   $   0.27
              Diluted                                             $   0.54   $   0.66   $   0.27

         Effect of extraordinary item on earnings per share:
              Basic                                               $   0.09
              Diluted                                             $   0.09

         Net income per common share:
              Basic                                               $   0.46   $   0.66    $   0.27
              Diluted                                             $   0.45   $   0.66    $   0.27
         Shares used in calculation of  income per share
              Basic                                                 10,653      9,412      9,358
              Diluted                                               10,893      9,436      9,358

         Pro forma data (unaudited):
           Net income                                             $  4,930   $  6,240   $  2,541
           Proforma provision for income taxes                       1,303      2,343        900
         Pro forma net income                                     $  3,627   $  3,897   $  1,641

         Pro forma net income per common share (unaudited):
           Basic                                                  $   0.34   $   0.41    $   0.18
           Diluted                                                $   0.33   $   0.41    $   0.18

BALANCE SHEET DATA
         Inventory                                                $ 27,795   $  8,072   $  4,740   $  2,974    $  1,101
         Current assets                                             58,683     25,111     11,375      5,166       1,951
         Property, plant and equipment, net                         58,561     19,816      6,081      4,196       3,022
         Total assets                                              117,908     45,963     17,759      9,548       5,169

         Total current liabilities                                $ 42,605   $ 25,083   $ 10,549   $  5,210    $  2,875
         Long-term debt, net of current portion                     27,779     14,589      4,689      4,189       1,541
         Total liabilities                                          73,153     39,673     15,238      9,399       4,376
         Total shareholders' equity                                 44,754      6,289      2,521        149         763

ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYLISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH JORE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED HEREIN UNDER ITEM 8. ALL STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION CONTAINED IN THIS PROSPECTUS RELATIVE TO MARKETS FOR JORE CORPORATION'S PRODUCTS AND TRENDS IN REVENUE, GROSS MARGIN AND ANTICIPATED EXPENSE LEVELS, AS WELL AS OTHER STATEMENTS INCLUDING WORDS SUCH AS "SEEK," "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT" AND "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND OUR ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" SET FORTH IN ITEM 1 ABOVE. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

Overview

         Jore Corporation was founded to develop and produce innovative power tool accessories to meet the increasing demand resulting from the growth in the cordless power tool market. Our revenues have grown substantially through the addition of new customers, increased sales to established customers and expanded product offerings. Our business commenced in 1987, when we began selling a limited number of drilling and driving accessories to independent local and regional hardware stores and building supply centers. In 1990, Makita became our first national customer and we devoted significant resources to servicing its demand for our products. By 1996, we had expanded our product portfolio to include our reversible drill and drivers and contractor versions of our products. We also began to diversify our customer base by selling products to Black & Decker/DeWalt, as well as to retail customers. In 1997 and 1998, we continued to expand our customer base by selling to Sears, Home Depot, Canadian Tire and TruServ and further expanded our product line by introducing our quick change system and new drilling and driving accessories such as wood boring and masonry bits. In 1999,we increased our revenues and margins by pursuing direct relationships with major retailers through sales of private label and STANLEY(R) branded products, increasing sales to existing customers, and augmenting our existing product portfolio.

         In 1999, we incurred several significant non-recurring costs in order to position us for future growth. These costs include the direct and indirect costs to:

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

         - Prepare for and close our initial public offering of common stock.

         Direct costs included the tangible, out-of-pocket costs incurred by us that related to each activity. Indirect costs resulted from the diversion of time and resources away from our normal operations while we administered these activities.

         In addition, to ensure an adequate supply of drill bits as we phased in our internal production, we purchased an excess amount of drill bit inventory from our existing suppliers. We consumed a portion of this excess inventory by the end of the fourth quarter of 1999, but still retain a substantial supply thereof, and we expect to fill most of our future requirements from our own production capacity.

         Net revenues are recognized at the time of shipment and sales terms are typically net 60 or 90 days. Historically, we have experienced negligible bad debt and do not expect bad debt to be material in the future.

         Cost of goods sold consists primarily of raw materials, labor, shipping, depreciation, and other manufacturing expenses associated with the production and packaging of products.

         Our operating expenses include product development costs, sales and marketing expenses and general and administrative expenses. Product development expenses consist principally of personnel costs and material associated with the development of new products and changes to existing products, which are charged to operations as incurred. Sales and marketing expenses consist primarily of selling commissions paid to Manufacturers' Sales Associates, our sales representative, salaries and employee benefits for internal sales personnel and costs of advertising and promotional activities. General and administrative expenses consist primarily of salaries and employee benefits for executive, managerial and administrative personnel, license fees, facility leases, depreciation and amortization of capitalized administrative equipment and building costs and travel and business development costs. Other expense consists primarily of interest expense associated with our borrowings, net of interest income on cash and cash equivalents.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues:


                                            Years Ended December 31,
                                   -------------------------------------
                                   1995     1996   1997    1998     1999
                                   ----     ----   ----    ----     ----
Net revenues                       100.0%   100.0% 100.0%  100.0%   100.0%
Cost of goods sold                  82.4     86.9   72.3    69.5     65.6
Gross profit                        17.6     13.1   27.7    30.5     34.4
Operating expenses:
Product development                  1.6      0.1    0.6     1.1      1.2
Sales and marketing                  0.3      0.3    2.6     5.6      6.0
General and administrative           9.8     13.4    9.9     6.6     10.1
Total operating expense             11.7     13.8   13.1    13.3     17.3
Income (loss) operations             5.9     (0.7)  14.6    17.2     17.1
Other expense:
Interest expense                     3.0      5.0    3.4     3.0      5.7
Other income expense                 0.9      0.1    0.5     0.3     (0.5)
Net other expense                    3.9      5.1    3.9     3.3      5.2
Net income (loss) reported           2.0%    (5.8)% 10.7%   13.9%    12.0


1999 COMPARED TO 1998

         NET REVENUES. Net revenues increased from $44.9 million in 1998 to $53.9 million in 1999, representing a 20.0% increase. Of the $9.0 million increase, sales to existing customers accounted for $6.2 million and sales to new customers accounted for $2.8 million. A substantial portion of this increase for new customers resulted from additional sales under the STANLEY(R) brand.

         COST OF GOODS SOLD. Cost of goods sold increased from $31.2 million in 1998 to $35.3 million in 1999, representing a 13.3% increase. Cost of goods sold as a percentage of revenues decreased from 69.4% in 1998 to 65.6% in 1999. This decrease is attributable to an increase in sales to direct retailers at better margins, a larger sales volume over which to spread fixed overhead costs, reductions in material costs, and savings related to the new manufacturing processes implements in effecting technological vertical integration.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $495,000 in 1998 to $621,000 in 1999, representing a 25.4% increase. Professional and technical labor accounted for the majority of the increase as we hired additional engineers and machinists to develop our proprietary products and corresponding processes. In addition to the labor expensed in 1998 and 1999, we capitalized $211,000 and $1,276,000, respectively, of labor related to equipment constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and depreciated over the life of the equipment.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $2.5 million in 1998 to $3.2 million in 1999, representing a 28.7% increase. Advertising and promotion expenses increased by approximately $1.0 million due to increased retail advertising, but this increase was partially offset by a decrease in the sales commission percentage paid to our sales representative. We increased our internal marketing and graphics staff to accommodate increased sales and customer support activities as our customer diversification efforts required us to produce more packaging and merchandising materials.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.0 million in 1998 to $5.5 million in 1999, representing an 82.8% increase. The increase was a result primarily of our tremendous growth, including our initiatives to expand our executive level administrative infrastructure. For example, during 1999, we recruited three new senior level executives and we increased our finance and administrative staff from 67 at December 31, 1998 to 115 at December 31, 1999. Other nonrecurring items which impacted the increase in general and administrative costs were training and other noncapitalizable costs associated with our new management information system, costs associated with our Y2K or Year 2000 computer systems review and compliance, and certain indirect costs associated with our initial public offering, including nonrecurring increases in professional fees such as reorganization costs and expenses related to a one-time three year audit of our financial statements and the consolidation and combination of our operations.

         OTHER INCOME/EXPENSE. Other net expense increased from $1.5 million in 1998 to $2.8 million in 1999, representing a 85.6% increase. This increase in other expense is directly attributable to a larger amount of borrowings and a corresponding increase in interest expense.

         EXTRAORDINARY ITEM. We incurred an extraordinary expense of approximately $1.0 million in August 1999 related to the early extinguishment of our former operating line of credit. We expensed the resulting prepayment penalty and the unamortized financing costs associated with the credit line. The proceeds to extinguish the debt came from our new credit line with First Security Bank. This new credit line provides lower fees, lower interest rates and greater flexibility and collateral for our inventory.

            PRO FORMA PROVISION FOR INCOME TAXES. Prior to the closing of our initial public offering in September 1999, we were treated as an S corporation for tax purposes. As an S corporation, we were not subject to federal and certain state income taxes. Upon the closing of our initial public offering on September 23, 1999, our status as an S corporation was terminated and we became subject to taxes as a C corporation. The pro forma provision for income taxes reflects the estimated tax expense that we would have incurred had we been subject to federal and state income taxes as a C corporation during the periods during which we were an S corporation. The pro forma provision for 1999 reflects a pro forma tax rate of 32.05%, which differs from the federal statutory rate due primarily to the effects of state taxes and certain tax credits.

         NET INCOME. We made no provision for income tax in 1998 as we retained our status as an S corporation. On a pro forma basis, our net income decreased from $3.9 million in 1998 to $3.6 million in 1999, representing a 6.9% decrease.

1998 COMPARED TO 1997

         NET REVENUES. Net revenues increased from $23.7 million in 1997 to $44.9 million in 1998, representing an 89.8% increase. Of the $21.2 million increase, sales to existing customers accounted for $19.0 million and sales to new customers accounted for $2.2 million. In particular, we doubled our shelf space at most Sears stores, increased the number of products sold to them and increased the number of Sears stores carrying our products. These factors combined to more than triple our sales to Sears during 1998.

         COST OF GOODS SOLD. Cost of goods sold increased from $17.1 million in 1997 to $31.2 million in 1998, representing an 82.3% increase. Cost of goods sold decreased as a percentage of revenues from 72.3% in 1997 to 69.4% in 1998. This decrease is primarily attributable to the greater absorption of manufacturing overhead associated with increased revenues and the efficiencies gained from manufacturing our products internally but was partially offset by the inefficiencies associated with hiring and training more than 400 new employees during the year. Our gross margins improved as we continued to vertically integrate our manufacturing operations and the effects of such integration impacted our margins in the third and fourth quarters of 1999.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $151,000 in 1997 to $495,000 in 1998, representing a 228.6% increase.
Professional and technical labor accounted for the majority of the increase as we hired additional engineers and machinists to develop our proprietary products and corresponding processes. In addition to the labor expensed in 1997 and 1998, we capitalized $182,000 and $211,000, respectively, of labor related to equipment constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and depreciated over the life of the equipment.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $620,000 in 1997 to $2.5 million in 1998, representing a 305.0% increase. Sales commissions represented $1.3 million of the increase. Advertising and promotion expenses increased by $474,000 due to increased retail advertising. We increased our internal marketing and graphics staff to accommodate increased sales and customer support activities as our customer diversification efforts required us to produce more packaging and merchandising materials.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $2.3 million in 1997 to $3.0 million in 1998, representing a 27.4% increase. The increase is a result of our growth and expansion. Administrative salaries and related benefits increased as professional level staff members were added, increasing the overall salary base. The total number of administrative staff increased from 86 at the end of 1997 to 111 at the end of 1998.

         OTHER EXPENSE. Other expense increased from $904,000 in 1997 to $1.5 million in 1998. This increase in other expense is primarily attributable to a larger amount of borrowings and a corresponding increase in interest expense.

         PRO FORMA NET INCOME. As a result of all of these factors our pro forma net income increased from $1.6 million in 1997 to $3.9 million in 1998, representing a 137.5% increase.

Liquidity and Capital Resources

Historically, we have funded operations with short-term lines of credit and term loans for equipment purchases and, to a lesser extent, net income from operations. Our initial public offering of common stock in September 1999 yielded net proceeds to us of $38.6 million, including the exercise of the underwriters' over-allotment option. These proceeds were used to repay debt, distribute the accumulated but undistributed S Corporation earnings of the company, purchase capital expenditures, and invest in marketable securities. Cash, cash equivalents and short-term investments were $7.8 million as of December 31, 1999, compared to $35,000 as of December 31, 1998. This increase is attributable to our receipt of the net proceeds of our Initial Public Offering. Net cash used by operating activities was $1.9 million in 1997, $1.7 million in 1998 and $13.2 million in 1999. The net cash used in operating activities consisted primarily of increases in inventory, which was partially offset by increased depreciation and accrued expenses.

         Net cash used by investing activities was $2.7 million in 1997, $15.7 million in 1998 and $48.8 million in 1999. Cash used in investing activities consisted primarily of property and equipment purchases and some investment purchases.

         Net cash provided by financing activities was $4.7 million in 1997, $17.3 million in 1998 and $62 million in 1999. Cash provided from financing activities was primarily from net proceeds from our initial public offering and proceeds from term debt as well as net borrowings from our line of credit.

         We have a revolving line of credit with First Security Bank, N.A., with a maximum borrowing limit of $25.0 million. Advances on the line are limited to 85% of eligible accounts receivable and 65% of eligible inventory. Trade accounts receivable and inventory are assigned as collateral. Interest on the revolving credit line is at the prime rate plus one-half percent or, at our option, LIBOR plus 3%. The term of the agreement is through August 2001. This line is secured by receivables, inventory, real estate, equipment and general intangibles. At December 31, 1999, we had outstanding advances of $25.0 million on this line.

         Capital expenditures and financing associated with those expenditures have been primary factors affecting our financial condition during the last four years. Total capital expenditures net of dispositions, including capitalized internal labor costs, were $40.9 million in 1999 compared to $14.5 million in 1998. A significant portion of these expenditures have been related to the acquisition of manufacturing equipment to increase production capacity. In order to maintain an exclusive relationship with the manufacturer of some of our equipment, we must continue to purchase approximately $6.8 million of such equipment per year over the next four years.

         On January 6, 2000, we closed a Rural Development Guaranteed Commercial Real Estate Loan through Mountain West Bank,

N.A., Missoula Branch, for $8,641,500. The loan is collateralized by real estate and buildings owned by us and is personally guaranteed by Matthew B. Jore, our principal shareholder and our Chief Executive Officer. The terms include a 20-year amortization, monthly payment of $77,734, with interest at the Wall Street Journal Prime Rate plus .5%, adjusted every 5 years (9% at inception). This loan refinanced short-term debt of $2,500,000 from the same lender, which is reflected in Note 7 of Notes to our Consolidated Financial Statements.

         We believe that our cash, cash equivalents and short term investments at December 31, 1999, will be sufficient to meet our cash requirements for the next twelve months. Depending on our rate of growth and cash requirements, however, we may require additional equity or debt financing to meet future working capital needs. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and established standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The FASB delayed implementation of this standard, therefore, it will now be effective for the Company beginning in fiscal 2001. The Company does not expect adoption of SFAS No. 133 to have a material effect on the financial statements.

Inflation and Interest Rate Risk

         Our operating results may be affected by changes in rates of inflation and market interest rates. In particular, increases in market interest rates will adversely affect our net income, as most of our indebtedness bears interest at variable rates tied to the prime rate or other interest rate benchmarks. Inflation does not currently affect our operating results materially, and we do not expect inflation to materially affect our operations in the foreseeable future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Substantially all of our cash equivalents and marketable securities are at fixed interest rates, and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and marketable securities mature within one year. As a result, we believe that the market risk arising from our holding of these financial instruments is minimal. In addition, all of our current customers pay in U.S. dollars and, consequently, our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not currently engage in hedging transactions.

The Company has exposure to interest rate risk from its short-term and long-term debt. The Company's long-term debt is both fixed rate and variable rate. The Company had $20.2 million and $3.9 million of long-term debt with fixed rates at December 31, 1999 and 1998, respectively. (See Note 7 of the Notes to the Company's Financial Statements for additional information on its short-term and long-term borrowings). Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis points increase in interest rates and amounts to $335,329 as of December 31, 1999. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Jore Corporation
Ronan, Montana

         We have audited the accompanying consolidated balance sheets of Jore Corporation and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jore Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 29, 2000

                                JORE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,        December 31,
                                                                             1999                1998
                                                                         ---------------------------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                                $     94,283         $     34,736
Short term investments (fair
  market value of $7,676,100)                                                7,691,791                   -
Accounts receivable, net of
  allowances for doubtful accounts
  of $56,645 and $-0-, respectively                                         19,031,479          14,672,275
Shareholder notes receivable                                                 1,564,219           1,350,788
Notes receivable from affiliates                                                11,799              83,917
Inventory                                                                   27,795,284           8,071,500
Other current assets                                                         2,494,509             898,155
                                                                         ---------------------------------
     Total current assets                                                   58,683,364          25,111,371

Property, plant and equipment, net                                          58,560,925          19,815,544
Intangibles & other long-term assets, net                                      663,268           1,035,667

                                                                         ---------------------------------
Total assets                                                             $ 117,907,557        $ 45,962,582
                                                                         =================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   9,815,501        $  7,106,060
  Accrued expenses                                                           3,406,448           2,073,702
  Operating line of credit                                                  25,000,000          13,524,805
  Shareholder note payable                                                      81,495             256,061
  Other current liabilities                                                    770,981             125,026
  Current portion of long-term debt                                          3,530,287           1,998,192
                                                                         ---------------------------------
     Total current liabilities                                              42,604,712          25,083,846

Long-term debt, net of current portion                                      27,779,153          14,589,346
Deferred income tax liabilities                                              2,769,253                   -
                                                                         ---------------------------------
  Total liabilities                                                         73,153,118          39,673,192

Commitments and contingencies (See Note 10)

Shareholders' equity:
Preferred stock, no par value
  Authorized, 30,000,000 shares; issued and
  outstanding, 0 shares                                                              -
Common stock, no par value
  Authorized, 100,000,000 shares; issued and
  outstanding, 13,826,020 and 9,508,544, respectively                       40,757,891           1,694,931
Deferred compensation - stock options                                          (16,529)             (4,868)
Retained earnings                                                            4,013,077           4,599,327
                                                                         ---------------------------------
     Total shareholders' equity                                             44,754,439           6,289,390

                                                                         ---------------------------------
Total liabilities and shareholders' equity                               $ 117,907,557        $ 45,962,582
                                                                         =================================
                                                                                     -                   -

                 See notes to consolidated financial statements.

                            JORE CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the year ending December 31,
                                                                      1999                     1998                   1997
                                                               --------------------------------------------------------------
Net revenues                                                   $    53,871,762         $     44,888,324      $     23,655,966
Cost of goods sold                                                  35,313,825               31,167,724            17,098,184
                                                               --------------------------------------------------------------
  Gross profit                                                      18,557,937               13,720,600             6,557,782

Operating expenses:
  Product development                                                  620,950                  495,235               150,691
  Sales & marketing                                                  3,227,881                2,508,818               619,520
  General & administrative                                           5,454,268                2,983,035             2,342,165
                                                               --------------------------------------------------------------
     Total operating expenses                                        9,303,099                5,987,088             3,112,376
                                                               --------------------------------------------------------------

Income (loss) from operations                                        9,254,838                7,733,512             3,445,406

Other (income) expense:
  Interest expense, net                                              2,873,674                1,337,938               792,932
  Other (income) expense                                               (95,709)                 159,059               111,424
                                                               --------------------------------------------------------------
     Net other expense                                               2,777,965                1,496,997               904,356
                                                               --------------------------------------------------------------
                                                                     6,476,873                6,236,515             2,541,050
                                                               --------------------------------------------------------------
Minority interest                                                                                 3,519
Income before extraordinary item
  and income taxes                                                   6,476,873                6,240,034             2,541,050

Provision for income taxes                                             633,238
                                                               --------------------------------------------------------------
Income before extraordinary item                                     5,843,635                6,240,034             2,541,050

Extraordinary item:
  Loss related to early retirement
    of debt, net of taxes of $106,428                                  913,952
                                                               --------------------------------------------------------------
  Net income                                                   $     4,929,683         $      6,240,034      $      2,541,050
                                                               ==============================================================

Income before extraordinary item
  per common share:
     Basic                                                     $          0.55         $           0.66      $           0.27
     Diluted                                                   $          0.54         $           0.66      $           0.27

Effect of extraordinary item on earnings per share:
     Basic                                                     $          0.09         $              -      $              -
     Diluted                                                   $          0.09         $              -      $              -

Net income per common share:
     Basic                                                     $          0.46         $           0.66      $           0.27
     Diluted                                                   $          0.45         $           0.66      $           0.27
Shares used in calculation of  income per share
     Basic                                                          10,653,247                9,412,497             9,357,801
     Diluted                                                        10,893,393                9,435,777             9,357,801

Pro forma data (unaudited):
  Net income                                                   $     4,929,683         $      6,240,034      $      2,541,050
  Proforma provision for income taxes                                1,303,057                2,343,193               900,200
Pro forma net income                                                $3,626,626         $      3,896,841      $      1,640,850

Pro forma net income per common share (unaudited):
  Basic                                                        $          0.34         $           0.41      $           0.18
  Diluted                                                      $          0.33         $           0.41      $           0.18

                 See notes to consolidated financial statements.

                                JORE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                    Common Stock                        Retained
                                                       --------------------------------    Deferred     Earnings
                                                               Shares          Amount    Compensation   (Deficit)         Total
                                                       --------------------------------------------------------------------------
Balance, January 1, 1997                                        9,342,564  $   586,392    $       -   $  (436,967)  $     149,425
     Common stock issued                                           47,957      150,000                                    150,000
     Shareholder distributions                                                                           (319,663)       (319,663)
     Net income                                                                                         2,541,050       2,541,050
                                                                                                                                -
                                                       --------------------------------------------------------------------------
Balance, December 31, 1997                                      9,390,521      736,392            -     1,784,420       2,520,812
     Common stock issued                                           63,587      757,000                                    757,000
     Common stock issued for land                                  54,436      195,048                                    195,048
     Shareholder distributions                                                                         (3,425,127)     (3,425,127)
     Deferred compensation - stock options                                       6,491       (6,491)                            -
     Noncash compensation - stock options                                                     1,623                         1,623
     Net income                                                                                         6,240,034       6,240,034
                                                                                                                                -
                                                       --------------------------------------------------------------------------
Balance, December 31, 1998                                      9,508,544    1,694,931       (4,868)    4,599,327       6,289,390
     Common stock issued for land                                  14,256       82,302                                     82,302
     Common stock warrants                                                     311,629                                    311,629
     Common stock , initial public offering, net                4,300,000   38,609,246                                 38,609,246
     Exercise of stock options                                      3,220       23,846                                     23,846
     Deferred compensation - stock options                                      35,937      (35,937)                            -
     Noncash compensation - stock options                                                    24,276                        24,276
     Shareholder distributions                                                                         (3,604,281)     (3,604,281)
      Deferred tax liability                                                                           (1,911,652)     (1,911,652)
     Net income                                                                                         4,929,683       4,929,683
                                                                                                                                -
                                                       --------------------------------------------------------------------------
Balance, December 31, 1999                                     13,826,020  $40,757,891    $ (16,529)  $ 4,013,077   $  44,754,439
                                                       ==========================================================================


                                JORE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the year ending December 31
                                                                          1999                     1998                   1997
                                                               -------------------------------------------------------------------
Operating activities:
Net income                                                     $          4,929,683       $        6,240,034        $    2,541,050
Adjustments to reconcile net income to net
  cash used by operating activites:
  Depreciation                                                            2,216,370                  973,762               677,171
  Amortization                                                              263,226                  155,485                34,829
  Compensation expense - stock options                                       24,276                    1,623                     -
  Bad debt expense                                                           62,051                        -                17,008
  Extraordinary item, early retirement of debt, before tax                1,020,380                        -                     -
  Provision for inventory obsolescence                                      287,218                   24,552               383,802
  (Gain)/loss on disposal of fixed assets                                   (13,089)                   1,244               100,838
  Amortization of discount                                                  (92,769)                       -                     -
    Cash provided (used) by changes in operating
      assets and liabilities:
        Accounts receivable                                              (4,421,255)              (8,686,205)           (4,254,543)
        Inventory                                                       (20,011,002)              (3,356,048)           (2,150,004)
        Prepaid expenses and other current assets                        (1,155,627)                (673,712)             (134,525)
        Deferred income taxes                                               416,875                        -                     -
        Intangibles and other long-term assets                             (911,207)                (862,686)             (133,314)
        Accounts payable                                                  2,709,441                3,643,664               204,181
        Accrued expenses                                                  1,332,746                  831,615               734,062
        Other current liabilities                                                 -                  (24,974)               47,617
        Income taxes payable                                                109,933                        -                     -
                                                               -------------------------------------------------------------------
Net cash used by operating activities                                   (13,232,751)              (1,731,646)           (1,931,828)

Investing activities:
        Advances on notes receivable                                              -                  (25,000)                    -
        Payments on notes receivable                                              -                      560                   342
        Advances on shareholder notes receivable                         (2,909,618)              (1,077,893)              (29,867)
        Payments on shareholder notes receivable                          2,604,382                        -               112,520
        Advances on notes receivable from affiliates                         (1,800)                (326,272)              (63,136)
        Payments on notes receivable from affiliates                         73,918                  304,933                   558
        Payment of patent costs                                                   -                  (24,941)              (19,279)
        Purchase of investments                                          (7,599,022)                       -                     -
 Purchase of property and equipment                                     (41,018,613)             (15,216,599)           (2,693,302)
 Proceeds from sale of fixed assets                                         152,253                  701,729                30,669
                                                               -------------------------------------------------------------------
Net cash used by investing activities                                   (48,698,500)             (15,663,483)           (2,661,495)

Financing activities:
  Distributions paid to shareholders                                     (3,604,281)              (3,425,127)             (319,663)
  Proceeds from initial public offering, net                             38,609,246                        -                     -
  Proceeds from options exercised                                            23,846                        -                     -
  Capital contributions                                                           -                  757,000               150,000
  Proceeds from long-term debt                                           24,887,217               17,149,307             1,862,508
  Payments on long-term debt                                            (10,165,315)              (6,016,653)             (587,085)
  Proceeds from short-term debt                                          15,120,487                        -
  Payments on short-term debt                                           (14,355,597)                       -
  Proceeds from operating line of credit, net                            11,475,195                8,851,867             3,578,751
                                                               -------------------------------------------------------------------
Net cash provided by financing activities                                61,990,798               17,316,394             4,684,511
                                                               -------------------------------------------------------------------

Net increase (decrease ) in cash                                             59,547                  (78,735)               91,188

Cash and cash equivalents:
    Beginning of period                                                      34,736                  113,471                22,283
                                                               -------------------------------------------------------------------
    End of period                                              $             94,283       $           34,736        $      113,471
                                                               ===================================================================
Supplemental disclosures:
Cash paid:
  Interest paid                                                $          3,981,232       $        1,368,383        $      782,245
Noncash financing and investing activities:
Warrants issued with debt                                      $            311,629       $                -
Common stock issued for land                                   $             82,302       $          195,048
Property contributed to JB Tool, LLC                           $                  -       $            3,519

         See notes to consolidated financial statements.

                                JORE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 1:     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION AND REORGANIZATION

         DESCRIPTION OF BUSINESS: Jore Corporation (the Company or Jore) is a Montana corporation engaged in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. The Company sells its products under its own licensed STANLEY(R) label and under private labels to the industry's largest power tool retailers and manufacturers.

         BASIS OF PRESENTATION AND REORGANIZATION: Prior to its initial public offering (IPO) on September 23, 1999, the Company merged with two affiliated companies. Because these business combinations were with companies under common control, the mergers were accounted for in a manner similar to a pooling-of-interests. Therefore, the assets, liabilities and shareholders' equity of the acquired entities are combined with the Company's respective accounts at recorded values. The consolidated financial statements reflect the restatement of all periods presented to include the accounts of merged entities accounted for under the pooling-of-interest method of accounting. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. The historical results do not purport to be indicative of future results. The combined entities included Montana American Manufacturing Corporation (MAMC) and Montana American Equipment, LLC (MAE).

         MAMC, a Montana corporation, was formed March 26, 1996. On October 1, 1998, MAMC merged with Jore, and the former MAMC shareholders received 360,654 shares of Jore common stock.

         MAE, a Montana limited liability company, was formed September 9, 1996. On January 1, 1999, Jore acquired the assets of MAE, net of outstanding indebtedness, in exchange for 452,774 shares of Jore common stock.

NOTE 2:     PRO FORMA INFORMATION

         PRO FORMA CONSOLIDATED INCOME STATEMENT DATA: The unaudited pro forma results of operations information includes a pro forma income tax benefit (provision) for each of the three years ended December 31, 1997, 1998 and 1999, assuming effective tax rates of 35.43%, 37.56% and 34.81%, respectively (see
Note 8), comparable to what would have been reported had the Company operated as a C corporation during the years ended December 31, 1997, and 1998, and the entire year ended December 31, 1999. Our S corporation status terminated on September 23, 1999.

                                JORE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 3:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of Jore Corporation and its subsidiaries which include MAMC, MAE, JB Tool, LLC (JB Tool), and Jore International Ltd. Intercompany transactions and balances have been eliminated. The allocation of JB Tool's net loss to the minority interest has been limited to the amount of minority interest capital. Both MAMC and MAE were merged with Jore Corporation in September of 1998, and January of 1999, respectively, and are shown as consolidated for the years presented.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

         CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has a cash management system under which a cash overdraft exists for uncleared checks. Uncleared checks of $1,180,162 and $2,710,326 are included in accounts payable at December 31, 1998 and 1999, respectively.

         SHORT TERM INVESTMENTS: Our marketable securities consist of FNMA Notes, US Treasury Notes, and Certificates of Deposit, which mature in one year or less, and are classified as held-to-maturity. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", investments classified as held-to-maturity are reported at amortized cost. The short-term investment or marketable security balance at December 31, 1999 was $7,691,791.

         INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company provides for obsolete and unsaleable inventories based on specific identification of inventory against current demand and recent usage.

         PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the following useful lives:


         Buildings                                       40 years
         Land improvements                               10-15 years
         Plant, tooling, and packaging equipment         5-10 years
         Office equipment and furniture                  3-7 years
         Vehicles                                        5 years


                                JORE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 3:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INTANGIBLES AND OTHER ASSETS: Patents and trademarks are amortized on a straight-line basis over their estimated useful lives of 17 years. Deferred financing costs incurred in connection with borrowings are capitalized and amortized to interest expense over the life of the related obligation.

         REVENUE RECOGNITION: Revenues from sales of product are generally recognized upon shipment. Revenues are recorded net of allowances and discounts.

         RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to the current year presentation.

         PRODUCT DEVELOPMENT: Product development expenses consist principally of personnel costs and material associated with the development of new products and changes to existing products, which are charged to operations as incurred.

         ADVERTISING AND PROMOTION: Costs associated with advertising and promoting products are expensed as incurred.

         STOCK-BASED COMPENSATION: The Company has elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

         LONG-LIVED ASSETS: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value. An asset is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value.

         NET INCOME PER COMMON SHARE: Basic net income per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share was calculated by dividing net income by the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common share equivalents had been issued. Both basic and diluted net income per share reflect the change in the capital structure discussed in Note 1.

         The following table reconciles the number of shares utilized in the net income per share calculations:

                                JORE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 3:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                                                     Years Ended December 31,
                                                     -----------------------------------
                                                     1997         1998             1999
Number of shares:
         Common shares-- basic                       9,357,801    9,412,497   10,653,247
         Effect of dilutive securities
         stock options                                               23,280      240,146
                                                     -----------------------------------
         Common shares-- diluted                     9,357,801    9,435,777   10,893,393
                                                     -----------------------------------
                                                     -----------------------------------

         STOCK SPLIT: A 216.017-for-1 split of the Company's common stock was effected on May 12, 1999. All references in the financial statement to shares, share prices, per share amounts and stock plan have been adjusted retroactively to reflect the split.

         EXTRAORDINARY ITEM: We incurred an extraordinary expense of approximately $1.0 million on August 27, 1999 related to the termination of our operating line of credit. We expensed the prepayment penalty and the unamortized financing costs associated with the credit line. The proceeds to extinguish the debt came from our new credit line with First Security Bank. This new credit line provides lower fees, better interest rates and greater flexibility and collateral for our inventory.

RECENT ACCOUNTING PRONOUNCEMENTS:

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and established standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The FASB delayed implementation of this standard, therefore, it will now be effective for the Company beginning in fiscal 2001. The Company does not expect adoption of SFAS No. 133 to have a material effect on the financial statements.

         FINANCIAL INSTRUMENTS: Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable and long-term debt. The carrying value of cash and cash equivalents and notes receivable approximates fair value because of the short-term maturity of those instruments. The Company has estimated the fair value of accounts receivable discounted based on average outstanding days and the interest rate of their credit line at December 31, 1999 to be $18,703,640 and the stated value $19,031,479. The fair value of long-term debt with variable interest rates approximates the carrying amount as the borrowings are at adjustable interest rates which reprice based on fluctuations in market conditions and the level of operating cash flow of the Company. The fair value of the Company's long-term debt with fixed interest rates was based on the estimated equivalent rate on the last business day of the fiscal year. As of December 31, 1999, the fair value and principal amount of the fixed rate long-term debt were $20,138,032 and $20,226,109, respectively.

         SIGNIFICANT CUSTOMERS: A majority of the Company's sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for each of the years ended December 31, and receivables from customers who individually accounted for 10% of total receivables at December 31, are as follows:

                                          1997    1998    1999
                                          ----    -----   ----
Sales to:
         Customer A                      31.9%     60.2%   58.3%
         Customer B                      21.5      17.2    22.8
         Customer C                      25.6      14.5    10.0
         Customer D                      17.0         -       -
                                        -----------------------
                                         96.0      91.9    91.1
         All other customers              4.0       8.1     8.9
                                        -----------------------
                                        100.0%    100.0%  100.0%
                                        =======================

                                                   1998    1999
                                                   ----    ----
Receivables from:
         Customer A                                74.1%   69.5%
         Customer B                                11.2    18.1
                                                  -----   -----
                                                   85.3    87.6
         All other customers                       14.7    12.4
                                                  -----   -----
                                                  100.0%  100.0%
                                                  =============

         Sales are made without collateral, and the Company's bad debts have been insignificant to date. Bad debt expense for the years ended December 31, 1999, 1998 and 1997 was $62,051, $-0- and $10,987, respectively.

         INTEREST COSTS: Interest costs are capitalized for assets that are constructed or otherwise produced for the Company including assets constructed or produced for the Company by others for which deposits or progress payments have been made. The total interest costs incurred by the company for the years ended December 31, 1997 1998 and 1999 were $792,932, $1,624,089, and $4,183,726 respectively. The total interest capitalized for 1998 and 1999 was $265,761 and $1,118,183 respectively.

NOTE 4: BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS AT DECEMBER 31, 1999 CONSIST OF THE FOLLOWING:

                           AMORTIZED        UNREALIZED        UNREALIZED        MARKET
                           COST             GAIN              LOSS              VALUE
CERTIFICATES OF DEPOSIT    $  558,712       $-0-              $( 7,041)         $  551,671
FNMA SECURITIES             4,143,105        -0-               ( 1,246)          4,141,859
U.S. TREASURY NOTES         2,989,974        -0-               ( 7,404)          2,982,570
                           ---------------------------------------------------------------
                           $7,691,791       $-0-              $(15,691)         $7,676,100
                           ---------------------------------------------------------------
                           ---------------------------------------------------------------

                                                           DECEMBER 31,    DECEMBER 31,
                                                               1998            1999
                                                           ------------    ------------
Inventory
         Component parts/raw materials                     $6,205,971      $13,135,170

         Work-in-progress*                                  1,257,704       11,880,461
         Finished goods                                     1,043,179        3,268,238
         Provision for obsolescence                          (435,354)        (488,585)
                                                           ---------------------------
                                                           $8,071,500      $27,795,284
                                                           ===========================

*Work-in-progress includes finished sub-assemblies, which can be sold in bulk or added to a packaged set.

                                                          DECEMBER 31,    DECEMBER 31,
                                                              1998            1999
                                                          ------------    ------------
Property, plant and equipment
         Buildings & leasehold improvements               $ 4,438,668     $ 7,478,959
         Land and land improvements                           595,329       2,557,169
         Plant, tooling, packaging equipment                9,763,618      24,436,751
         Office equipment and furniture                     1,340,603       2,264,524
         Vehicles                                             376,465         279,654
                                                          ---------------------------
                                                           16,514,683      37,017,057

         Accumulated depreciation                          (2,349,407)     (4,497,227)
                                                          ---------------------------
                                                          $14,165,276     $32,519,830
         Construction-in-progress                                  --       3,828,129
         Machinery-in-progress                              5,650,268      22,212,966
                                                          ---------------------------
                                                          $19,815,544     $58,560,925
                                                          ===========================

                                                          DECEMBER 31,    DECEMBER 31,
                                                              1998           1999
                                                          ------------    ------------
Other current assets
         Notes receivable                                 $     53,576    $     30,900
         Other receivables                                      38,461          47,704
         Supplies inventory                                    111,042         767,648
         Deferred tax asset                                          -         440,726
         Prepaid expenses and other                            695,076       1,207,531
                                                          ----------------------------
                                                          $    898,155    $  2,494,509
                                                          ===========================
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1998           1999
                                                          ------------    ------------
Other current liabilities
         Notes payable                                    $          -    $    660,346
         Other current liabilities                             125,026             702
         Income taxes payable                                        -         109,933
                                                          ----------------------------
                                                          $    125,026    $    770,981
                                                          ===========================

NOTE 5: SHAREHOLDERS' EQUITY

         AUTHORIZED SHARES: At incorporation, the Company was authorized to issue 50,000 (prior to stock split discussed below) shares of common stock with no par value. The Articles of Incorporation prior to the amendment discussed below limited the Company to one class of stock, designated as common stock. On May 11, 1999, the Articles of Incorporation were amended to increase the authorized number of shares of the Company's common stock to 100,000,000 shares of no par value common stock and to authorize 30,000,000 shares of no par value preferred stock. On May 12, 1999, the Company effected a 216.017-for-1 split of the Company's common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively to reflect the stock split.

         PUBLIC OFFERING: On September 23, 1999, the Company completed an initial public offering (the Initial Public Offering) in which it raised net proceeds of $33.0 million. On October 21, 1999, the underwriters of the Company's initial public offering exercised their overallotment option, resulting in the receipt of net proceeds of an additional $5.6 million. A portion of the net proceeds from both the initial public offering and the exercise of the overallotment option was used to repay debt, fund a distribution to shareholders representing previously taxed but undistributed S corporation earnings and acquire capital equipment.

         1997 STOCK PLAN: On September 15, 1997, the Board of Directors approved the implementation of the 1997 Stock Plan (the Stock Plan). The Stock Plan provides employees an opportunity to purchase shares of stock pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and employees, outside directors, and consultants of the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of the Code (nonqualified stock options). The Stock Plan also provides for the direct award or sale of shares to employees, outside directors, and consultants of the Company. Options granted under the Stock Plan generally expire ten years from the date of grant and typically vest over a period of four years such that 20% vests immediately and an additional 20% vests after each additional year of continuous service. As of December 31, 1999, 886,614 shares remained available out of a total of 2,400,000 shares of stock authorized as available under the Stock Plan.

         Activity and price information regarding the options are summarized as follows:

                                             Options               Weighted average
                                                                    Exercise price
Outstanding, January 1, 1997                        -                  $       -
         Granted                                    -                          -
                                            ---------                  ---------
Outstanding, December 31, 1997                      -                          -
         Granted                              422,312                       4.42
                                            ---------                  ---------
Outstanding, December 31, 1998                422,312                       4.42
         Granted                            1,089,074                       8.95
         Exercised                             (3,220)                      7.41
         Cancelled                                  -                          -
                                            ---------                  ---------
Outstanding, December 31, 1999              1,508,166                       7.69
                                            ---------                  ---------
Options exercisable,
December 31, 1999                             516,004                       7.00
                                            ---------                  ---------

         Information regarding stock option grants during the year ended
December 31, 1999 is summarized as follows:

                                        1999                                                  1998
                  ----------------------------------------------         ----------------------------------------------
                             WEIGHTED AVERAGE   WEIGHTED AVERAGE                   WEIGHTED AVERAGE    WEIGHTED AVERAGE
                  SHARES     EXERCISE PRICE        FAIR VALUE            SHARES    EXERCISE PRICE         FAIR VALUE
                  -----------------------------------------------------------------------------------------------------
Exercise price
exceeds market    615,847          $  8.86           $0.00               422,312       $4.42               $0.14
Exercise price
equals market     473,227          $  9.07           $3.08                     -           -                   -
Exercise price is
less than market        0                0               0                     -           -                   -

         The Company has elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. All options granted as of December 31, 1999 have been granted at an option price at or greater than fair market value on the date of grant. Accordingly, the Company has recognized no compensation expense for employees during the years ended December 31, 1997, 1998 and 1999. The Company did record compensation expense of $1,623, and $24,276 for options granted to non-employees for the years ended December 31, 1998, and 1999 respectively.

         To estimate compensation expense that would be recognized under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company uses the modified BLACK-SCHOLES option pricing model with the following weighted average assumptions for options granted through December 31, 1999: risk-free interest rate of 4.211% to 6.282%; expected dividend yield of 0%; volatility of 0% (prior to the IPO) to 36.33%; and an expected life of two to six years.

         Had compensation expense for the Plan been determined based on fair value at the grant dates for awards under the Plan consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income for the years ended December 31, 1997, 1998 and 1999 would have been adjusted to the following pro forma amounts:

                                                    1997            1998           1999
                                                 ----------     ----------     ----------
Net income as reported                           $2,541,050     $6,240,034     $4,929,683
Net income, pro forma                             2,541,050      6,227,237      4,345,886
Basic net income per common share, pro forma
                                                 $     0.27     $     0.66     $     0.41
Diluted net income per common share, pro forma
                                                 $     0.27     $     0.65     $     0.40

Additional information regarding options outstanding as of December 31, 1999, is as follows:

                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                               -------------------                           -------------------
                                WEIGHTED AVERAGE                                             WEIGHTED
RANGE OF          NUMBER      REMAINING CONTRACTUAL    WEIGHTED AVERAGE      NUMBER          AVERAGE
EXERCISE PRICE    OUTSTANDING      LIFE (YRS.)          EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
--------------    -----------      -----------          --------------       -----------     --------------
$      4.42         422,312           8.75              $       4.42            168,943        $    4.4200
       7.0625       159,050           9.96                      7.0625          159,050             7.0625
       8.41         287,547           9.00                      8.41             60,150             8.4100
       9.10         186,633           9.47                      9.10             37,332             9.1000
       9.26         327,480           9.11                      9.26             65,498             9.2600
      11.625        125,144           9.82                     11.62             25,031            11.6250
                  ---------                                                     -------
                  1,508,166           9.18                      7.69            516,004             7.00
                  ---------                                                     -------

         On January 1, 1999, the Company issued 14,256 shares of stock in exchange for land.

         In February 1999, the Company granted options to purchase 311,064 shares of common stock to certain directors. The options are fully vested. These nonqualified options were granted outside of the Stock

Plan. Because these fall under APB 25 there is no compensation value recognized.

         In February 1999, the Company granted warrants to purchase 11,881 shares of the Company's common stock in exchange for services to be provided in connection with the Company's IPO. No value was ascribed to the warrants as they were granted at an exercise price substantially greater than the estimated fair value of the company's common stock.

         On April 7, 1999, the Company closed a loan for $2,000,000 from D.A. Davidson & Co., who were the managing underwriters of the Company's IPO. The rate was 6.5% plus warrants to purchase 71,933 shares of common stock at an exercise price of $10.00 per share. The debt was subsequently paid at the closing of the IPO. The warrants expire three years from the date of grant. No amount was allocated to the warrants as they were granted at an exercise price substantially greater than the estimated fair market value of the Company's common stock.

         From June 4 to June 11, 1999, the Company closed short-term loans with various unrelated parties for a total of $4,045,000. Rates range from 6.5% to 7.0% plus warrants to purchase 201,800 shares of the Company's common stock at $9.10 to $10.00 per share. All except $146,909 was paid at the closing of the IPO. The remaining balance is due in 2000. The warrants expire three years from the date of grant, and have an estimated fair value of $174,600. The proceeds of the debt was allocated between the debt and the warrants based on the relative fair value of the two securities on the date of issuance. The warrants were valued using the Black-Scholes pricing method with the following assumptions: an estimated life of two years; volatility of zero; expected dividend yield of zero; and a risk-free of 5.5%. The portion allocated to the warrants is being accreted to interest expense over the term of the debt agreement.

         From July 14 to August 9, 1999, the Company closed short-term loans with various unrelated parties for a total of $7,390,000. Rates range from 6.5% to 7% plus warrants to purchase 325,600 shares of the Company's common stock at $9.10 to $10.00 per share. All except $513,438 was subsequently paid at the closing of the IPO. The remaining amount is due in 2000. The warrants expire three years from the date of the grant, and have an estimated fair value of $137,299. The proceeds of the debt was allocated between the debt and the warrants based on the relative fair value of the two securities on the date of issuance. The warrants were valued using the Black-Scholes pricing method with the following assumptions: an estimated life of two year; volatility of zero; expected divided yield of zero; and a risk-fee of 5.5%. The portion allocated to the warrants is being accreted to interest expense over the term of the debt agreement.

         1999 EMPLOYEE STOCK PURCHASE PLAN:

         On October 25, 1999, the Board of Directors approved the implementation of the 1999 Employee Stock Purchase Plan (the ESPP). The ESPP provides employees an opportunity to purchase shares of stock through payroll withholdings up to 15% of compensation to a maximum of $25,000 per year, by participating in a series of offerings at a price which is 85% of the lower of the price on the initial offering date and the periodic purchase dates (generally each 6 months), occurring in February and August. The purchases are made pursuant to qualification under Section 423 of the Code. As of December 31, 1999, 1,000,000 shares of stock were available for the grant of options and the corresponding purchase of stock under the ESPP, however, the ESPP had not yet been implemented, and no shares had been purchased, and no wages had been withheld towards such purchase at December 31, 1999.

         S CORPORATION DIVIDEND:

         The Board of Directors declared a dividend to shareholders of record on September 22, 1999, equal to the amount of accumulated but undistributed S corporation earnings of the Company. This dividend was distributed to such shareholders on a pro rata basis depending on the number shares of our common stock held by each shareholder, and the number of days in 1999 that each shareholder held such shares. The total dividend was $3,604,281. The difference between the S Corporation Distribution and historical retained earnings consists primarily of temporary timing differences between book and tax income, prior year distributions in excess of accumulated adjustment account, effect of elimination entries and retained earnings of the subsidiaries.

         DIVIDEND RESTRICTIONS:

         Under certain loan covenants associated with its line of credit facility, the Company is restricted from declaring or paying dividends, or from purchasing, redeeming, retiring or otherwise acquiring for value any of its shares of stock, or from otherwise distributing property to shareholders with some limited exceptions.

NOTE 6:     LINES OF CREDIT

         REVOLVING LINES OF CREDIT: The Company has an accounts receivable and inventory revolving line of credit with First Security Bank with a maximum borrowing limit of $25,000,000.

         Advances on the line are limited to 85% of eligible accounts receivable and 65% of inventory. The majority of trade accounts receivable are, therefore, assigned as product is shipped. Interest on the revolving credit line advances is at prime plus one-half of a percent or LIBOR plus 3% at our option. The term of the agreement is through August 2001, and the agreement contains personal guarantees by certain Company shareholders. Outstanding advances on the line at December 31, 1999 were $25,000,000. This line is secured by receivables, inventory, patents and general intangibles.

NOTE 7:     LONG-TERM OBLIGATIONS

         The Company has entered into numerous long-term borrowings with various financial institutions, primarily to finance the purchase of manufacturing equipment. Unless otherwise noted, the following long-term obligations require monthly principal and interest payments, and are secured by underlying equipment.

                                                     DECEMBER 31,     DECEMBER 31,
                                                         1998             1999
                                                     -----------------------------
NOTES PAYABLE
Due January 2003, interest at the highest yield
 for U.S. Treasury notes (8.31% at December 31,
 1998). Secured by equipment, receivables,
 inventory and general intangibles                   $5,691,717                  -
Due January 2003, interest at prime plus 1%
 (8.75% at December 31, 1998).  Secured by
 equipment, receivables, inventory and
 general intangibles                                    741,843
Due March 2005, interest at 8.85%                       771,912            677,231
Due August 2001, interest at 10%                      1,008,372                  -
Due October 2004, interest at 8.97%                     726,981            627,626
Due October 2004, interest at 8.97%                     969,307            836,837
Due December 2004, interest at 8.97%                  2,050,265          1,780,531
Due December 2004, interest at 8.97%                    582,606            505,850
Due August 2005, interest at 9.5%                       844,971            741,669
Due June 2004, interest at 8.50%                        615,840            533,069
Due June 2004, interest at 8.85%                        682,502            583,688
Due October 2005, interest at 8.50%                     823,842            742,572
Due July 2002, interest at 9.87%                              _            219,172
Due December 2004, interest at 9.74%                          _            276,518
Due December 2004, interest at 9.87%                          _             93,754
Due January 2020, interest at 9.00%                           _          2,500,000
Due March 2003, interest at 8.90%                             _            869,778
Due January 2003, interest at prime plus 2%
(11.00% at December 31, 1999)                           106,983             85,529
Various notes payable due November 1999 through
November 2005, interest rates from 6.66% to 11.89%      210,864             67,959
                                                     -----------------------------
Total notes payable                                  15,828,005         11,141,783

CAPITAL LEASE OBLIGATIONS

Various leases due July 2001 to November 2004,
 interest from 6.658% to 6.9%                            70,709            102,106
Due November 2002, interest at 7.990%                    13,872             10,937
Due January 2006, interest at 8.20%                     496,450            447,302
Due June 2006, interest at 8.926%                                          283,394
Due June 2006, interest at 9.495%                                        1,772,263
Due June 2006, interest at 8.916%                                        1,455,645
Due July 2006, interest at 8.924%                                          477,818
Due August 2006, interest at 9.140%                                        190,966
Due August 2006, interest at 9.140%                                        866,460
Due September 2006, interest at 9.172%                                     805,493
Due November 2006, interest at 9.275%                                    3,396,419
Due June 2003, interest at 7.90%                         24,523             19,732
Various leases due July 2001 to December 2003,
 interest from 10.522% to 24.713%                       153,979            173,641
Due July 2005, interest at 9.121%                                          385,659
Due July 2005, interest at 8.447%                                          884,356
Due October 2005, interest at 7.771%                                       637,607
Due December 2005, interest at 7.996%                                      342,258
Due April 2006, interest at 8.271%                                         333,774
Due March 2007, interest at 9.50%                                          685,875
Due March 2007, interest at 9.50%                                          113,685
Due February 2007, interest at 9.50%                                        79,710
Due March 2007, interest at 9.50%                                        1,446,623
Due March 2007, interest at 9.50%                                          399,584
Due February 2007, interest at 9.50%                                       114,631


Due April 2007, interest at 9.50%                                        1,120,507
Due May 2007, interest at 9.50%                                          1,810,000
Due February 2007, interest at 9.50%                                     1,181,022
Due July 2007, interest at 9.50%                                           630,000
                                                    ------------------------------

Total lease obligations                                 759,533         20,167,657
                                                    ------------------------------

Total long-term obligations                          16,587,538        $31,309,440

Less current portion                                  1,998,192          3,530,287
                                                    -----------        -----------
                                                    $14,589,346        $27,779,153
                                                    ===========        ===========

         As of December 31, 1999, future maturities of long-term obligations are as follows:


                                                                         OBLIGATIONS UNDER
                                                        NOTES PAYABLE     CAPITAL LEASES
                                                        -------------     --------------
                  2000                                   $ 1,504,113         $ 3,638,690
                  2001                                     1,656,006           4,062,116
                  2002                                     1,768,596           4,051,844
                  2003                                     2,635,946           4,027,015
                  2004                                     1,796,341           3,971,517
                  Thereafter                               1,780,781           7,339,735
                                                         -------------------------------

                           SUBTOTAL                                           27,090,917
                  ----------------------------------------------------------------------
                  Less amounts representing interest                           6,923,258
                                                         -------------------------------
                                                         $11,141,783         $20,167,657
                                                         -------------------------------
                                                         -------------------------------

NOTE 8:     PRO FORMA INCOME TAXES (Unaudited)

         Prior to filing its IPO the Company had elected to be an S corporation under the Code, and therefore, its taxable income was reported on the shareholders' individual income tax returns. The Company's consolidated subsidiaries were also S corporations or limited liability companies. As a result, no federal or state income taxes were imposed on the Company or its subsidiaries until September 23, 1999.

         As discussed in Note 2 and in connection with the IPO (see Note 1), the Company's S corporation status was terminated and we became subject to federal and state income taxes applicable to C corporations (corporations subject to income taxes under Subchapter C of the Code). The accompanying consolidated statements of income reflect a pro forma provision (benefit) for all periods for federal and state taxes (as if the consolidated group had been subject to tax as a C corporation for the entire year, each respective year) at effective tax rates of 35.43%, 37.56% and 33.54% for 1997, 1998, and 1999, respectively. The difference between the effective rate and the combined federal and state statutory rate of 38.46% is as follows:


                                              1997     1998      1999
         Statutory tax rate                  38.46%   38.46%    38.46%
         Indian employment credit            (1.00)%  (1.18)%   (2.94)%
         Research/experimentation credit     (2.25)%   0.00%     0.00%
         Foreign Sales Corporation            0.00%    0.00%    (1.45)%
         Meals & entertainment                0.21%    0.20%      .22%
         Other                                 .01%     .08%    (0.75)%
                                             ------------------------
         Effective rate                      35.43%   37.56%    33.54%
                                             ========================


         Because the Company plant is situated on a Native American Indian reservation, the Company is entitled to certain tax benefits. Fixed assets are being depreciated under accelerated tax depreciation lives for property situated on Native American Indian reservations. In addition, the Company is receiving the Indian employment tax credit for qualifying wages paid to tribal members and spouses of tribal members.

         Upon termination of the S corporation status, and based upon management's determination that it is more likely than not that deferred tax assets will be realized, we recorded increases in net deferred tax assets and liabilities and an accompanying one-time entry to retained earnings to reflect the differences between the financial statement and income tax bases of the assets and liabilities at C corporation rates.

         Since the S corporation status has been terminated as of September 23, 1999, deferred tax liabilities for each temporary difference have been increased to the following amounts at December 31, 1999:


         Deferred tax liabilities:

         Basis differential in property, plant and equipment       $(2,769,000)
                                                                   -----------
         Total deferred tax liabilities                            $(2,769,000)
                                                                   ===========

         Deferred tax assets:

         Inventory obsolescence reserve                            $   268,000
         Accrued vacation and wages                                    135,000
         Deferred compensation                                          16,000
         Allowance for bad debt                                         22,000
                                                                   -----------
         Total deferred tax assets                                 $   441,000
                                                                   ===========


NOTE 9:     RELATED PARTY TRANSACTIONS

         Jore Land, LLC (Jore Land), is owned by the Company's majority shareholder and owned certain real property leased to the Company under an agreement that expires on September 30, 2003, with an option to renew for an additional five year term. The lease was accounted for as a financing lease. Amounts paid under this lease during the years ended December 31, 1997, 1998 and 1999 were $32,000, $84,000, and $42,000, respectively. On February 1, 1999, the
Company acquired an option to purchase approximately 40 acres of land and the attached construction improvements, including the property referred to above, at fair market value from Jore Land, LLC. On June 28, 1999, the Company exercised the option, for payment of $2.7 million.

         At December 31, 1997, 1998 and 1999, Jore Land owed the Company the net amounts of $17,578, $34,102 and $9,999, respectively.

         Periodically, the Company's employees perform work for Jore Land in administrative and technical areas, such as engineering and accounting. Charges for these types of services by the Company for the years ended December 31, 1997, 1998 and 1999 $4,843, $10,151, and $20,417, respectively.

         Shareholder notes receivable are due on demand notes and bear interest at 6%. The total amount of accrued interest income earned in 1999 from Shareholder notes was $54,589.

         Beginning January 1, 1998, the Company's sales affiliate, Manufacturers Specialty Marketing, Inc. (MSM), received a commission on Company sales, which amounted to $1,785,913 during the year ended December 31, 1998. Of this amount, $225,279 was payable at year-end 1998. Beginning January 1, 1999, most Company sales were made through Manufacturers' Sales Associates, LLC (MSA), an affiliate of MSM. MSA receives a commission on most Company sales. The agreement terminates upon notice by either party at least 60 days in advance of the intended termination date. MSM was owned 100% by one non-employee director of Jore and one other non-employee former director of Jore. MSA is owned by the same two individuals and [four] other non-employee salesmen who market Jore products. Commissions earned by MSA in 1999 were $1,245,424. As of December 31, 1999, the Company had prepaid commissions to MSA of $298,608.

         Printing Press, Incorporated (PPI), a company partially owned by a non-employee director and shareholder of the Company, provides packaging services to the Company. Total purchases from PPI during the years ended December 31, 1997, 1998 and 1999 were $1,360,286, $2,003,062, and $2,597,810, respectively. Related accounts payable balances at December 31, 1997, 1998 and 1999 were $75,340, $495,686 and $256,775 respectively.

         The Company entered into a consulting agreement with a non-employee director of the Company under which it incurred $16,667 in consulting fees for 1999. An additional $83,333 will be incurred in 2000 under this agreement.

         Affiliates of a non-employee director of the Company were participants in a bridge loan facility, which was closed in June 1999 and repaid in full in October 1999. The affiliates of the director received warrants for 20,000 shares of Company common stock at a purchase price of $9.10, exercisable for 3 years from their date of issuance. The warrants have an estimated fair value of $18,698.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES: The Company has noncancellable operating leases for various property and equipment. These leases expire at various times over the next five years. A material portion of the leases are for manufacturing equipment. The agreements pertaining to the manufacturing equipment are five-year leases with two one-year renewal options. The majority of these operating leases were amended to become capital leases in November of 1999. Their maturities are reflected in the debt footnote disclosure.

         Rent expense for each of the years ended December 31, 1997, 1998, and 1999, totaled $69,036, $301,181, and $535,618, respectively. Future minimum lease payments required under operating leases are as follows:


         Years Ending December 31,
         -------------------------
                  2000                          $99,990
                  2001                           79,464
                  2002                           79,464
                  2003                           52,464
                  2004                           41,364
                  Thereafter                     27,576
                                               --------
                    Total                      $380,322
                                               ========


         In January 1998, the Company entered into an agreement with a third party for its interest in one invention. The Company pays the party a fee based on the manufacturing cost and the Company's margin related to this invention. Expenses for the years ended December 31, 1998 and 1999 were $74,563 and $41,090, respectively.

         On April 28, 1999, the Company signed an agreement with The Stanley Works that grants the exclusive license to the STANLEY-R- brand name for all power tool accessories for a contracted royalty rate.

         On December 27, 1999, the Company signed agreements with The Norton Company, to purchase substantially all of the Company's grinding wheels, abrasives and surface preparation products from Norton or its affiliates. In exchange for this purchasing agreement, we obtained an exclusive, royalty-free license to use the name Speed-Lok-TM- for sales of drilling and driving products in North America for an indefinite duration. There are no minimum purchase volumes or fixed pricing agreements required. If the supply arrangements are terminated, we will be required to pay a royalty of 3% on all Speed-Lok-TM- product sales annually to Norton, with an annual minimum royalty of $500,000. The term of the license agreement is five years with successive automatic one year extensions.

         PURCHASE COMMITMENTS: In May 1999, the Company entered into a strategic alliance agreement with a manufacturer of certain proprietary equipment. The manufacturer has agreed to produce and sell to the Company this equipment for five years on an exclusive basis provided it purchases approximately $5,250,000 in equipment each year. The installation of the machines and capitalized interest for the period they are under construction is an additional cost of approximately $1 million per year for the Company. In addition to the minimum purchases, the Company must pay an additional $1,000,000 to the principal of the manufacturer for consulting services in placing the equipment in service, of which $400,000 was paid during 1999 and $200,000 is payable in each subsequent year until fully paid. In exchange for these payments, the Company receives exclusive access to the equipment and its proprietary design for the five-year period. This equipment is being financed through capital leases under an existing master lease agreement. Equipment under construction and related borrowings are included in the Company's consolidated balance sheet during the construction period.

         During 1999, we entered into two agreements with a third party to accomplish certain product research and development. The two agreements require total payments of $500,000. The Company paid $309,566 in 1999 and the remaining is expected to be paid in 2000.

         PRODUCT WARRANTY ISSUES: In the past, we experienced minimal returns of our manufactured products. Therefore, the financial statements do not include a product warranty reserve at December 31, 1997, 1998 or 1999.

         LITIGATION: The Company is, from time to time, a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company and our legal counsel believe the disposition of these matters will not have a material adverse effect on the financial position of the Company.

         On August 16, 1999, Pete K. Block and Paul K. Block instituted separate actions in Montana District Court against the Company, Matthew Jore individually and dba Jore Enterprises, Michael Jore and Merle Jore. In their complaints, the Blocks allege among other things, that they are collectively entitled to a 25% interest in the capital stock of Jore Enterprises and any successor corporation. Their lawsuits are based in part upon an agreement, dated October 10, 1989, between the Blocks and Matthew, Michael and Merle Jore pursuant to which the Blocks contend that Matthew, Michael and Merle Jore agreed to issue them shares of stock of Jore Enterprises and any successor corporation and grant them a collective 25% interest in all patent rights, profits and real and personal property. The Blocks seek as remedies dissolution of the Company, compensatory damages of not less than $10 million, plus interest, punitive damages, attorneys' fees and costs, and injunctive relief preventing any capital reorganization or sale that would cause them each not to be 12.5% owners of the equity of Jore Enterprises and any successor corporation.

         The Company has answered the complaint, and plans to vigorously defend against the claims, assert affirmative defenses and potentially assert counterclaims. In addition, Matt Jore, Mike Jore and Merle Jore have entered into an agreement under which they have indemnified and held the Company harmless from and against any damages, costs, and losses associated with the claim, including attorneys' fees. While the Company believes that it has meritorious defenses and potential counterclaims to the Blocks' claims, litigation is inherently uncertain, and there can be no assurance that the Company will prevail in the suit. To the extent the Company is required to issue shares of common stock as a result of the suit, the Company would recognize an expense equal to the number of shares issued multiplied by the fair value of the common stock on the date of issuance. This could have a material adverse effect on the Company's results of operations, and any such issuance would be dilutive to existing stockholders. No estimate of the possible range of loss can be made at this time.

NOTE 11:    SUBSEQUENT EVENTS

         SUBSEQUENT DEBT: The Company entered into the following debt agreements subsequent to year-end:

         On January 6, 2000, the Company closed a Rural Development Guaranteed Commercial Real Estate Loan through Mountain West Bank, N.A., Missoula Branch, for $8,641,500. The loan is collateralized by real estate and buildings owned by the Company and is personally guaranteed by Matthew B. Jore, the principal shareholder of the Company and its CEO. The terms include a 20-year amortization, monthly payment of $77,734, with interest at the Wall Street Journal Prime Rate plus .5%, adjusted every 5 years, 9% at inception. This loan refinanced short-term debt of $2,500,000 from the same lender, which is reflected in Note seven.

NOTE 12:    QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of unaudited quarterly financial information:


                                                           QUARTER ENDED
                                                           -------------

                              MARCH 31, JUNE 30, SEPT 30, DEC 31, MARCH 31, JUNE 30, SEPT 30, DEC 31,
                                1998       1998    1998     1998    1999      1999     1999     1999
                              ----------------------------------------------------------------------
                                                          (IN THOUSANDS)
Net revenues                  $7,579   $7,303  $10,548  $19,458  $9,798   $8,259   $14,378  $21,436
Cost of goods sold             4,926    4,895    7,411   13,936   6,858    5,886     9,282   13,287
                              ------   ------  -------  -------  ------   ------   -------  -------
  Gross profit                 2,653    2,408    3,137    5,522   2,940    2,373     5,096    8,149
Operating expenses:
  Product development             54       50      102      289     117      109       268      128
  Sales and marketing            338      373      597    1,201     376      382       822    1,647
  General and administrative     538      606      630    1,209   1,150    1,167     1,618    1,519
                              ------   ------  -------  -------  ------   ------   -------  -------
    Total operating expenses     930    1,029    1,329    2,699   1,643    1,658     2,708    3,294
                              ------   ------  -------  -------  ------   ------   -------  -------
Income from operations         1,723    1,379    1,808    2,823   1,297      715     2,388    4,855
Other expense                    352      265      387      489     457      598     1,069      654
                              ------   ------  -------  -------  ------   ------   -------  -------
Net income as reported        $1,371   $1,114  $ 1,421  $ 2,331  $  840   $  117     1,319    4,201
                              ------   ------  -------  -------  ------   ------   -------  -------
                              ------   ------  -------  -------  ------   ------   -------  -------



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the Directors of the Company is set forth in the Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 17, 2000 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth under the captions "Board of Directors" and "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

         Information relating to security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Management and Other Beneficial Owners" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions in the Company's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this report:

               1 Financial Statements. The following financial statements of the Company and the report of the independent public accountants thereon, are included in this Form 10-K on pages F-_ through F-__:

                    Report of Independent Public Accountants
                    Balance Sheets as of December 31, 1999 and December 31, 1998 Statements of Operations for the years ended December 31,
                      1999, 1998 and 1997
                    Statements of Stockholders' Equity for the years ended
                      December 31, 1999, 1998 and 1997
                    Statements of Cash Flows for the years ended December 31,
                      1999, 1998 and 1997
                    Notes to Financial Statements

               2.   Financial Statement Schedules

                    Schedule II - Valuation and Qualifying Accounts

                    All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

               3.   Exhibits

               3.1       Amended and Restated Articles of Incorporation (1)

               3.2       Bylaws (1)

               4.1 Description of capital stock contained in the Amended and Restated Articles of Incorporation (See Exhibit 3.1)

               4.2 Description of rights of security holders contained in the Bylaws (See Exhibit 3.2)

               4.3       Form of common stock certificate (1)

               4.4+ Form of Common Stock Warrant issued in pre-IPO bridge financing

               4.5+ Form of Registration Rights Agreement executed in pre-IPO financing

               10.1      Amended and Restated Jore Corporation 1997 Stock Plan
                         (1)

               10.1.1 Amendment dated October 25, 1999 to the Amended and Restated Jore Corporation 1997 Stock Plan (2)

               10.2 Common Stock Purchase Option, dated February 10, 1999, between Jore Corporation and William M. Steele, Trustee of the Steele Family Trust (1)

               10.3 Exclusive Supply Agreement, dated October 1, 1998, between Jore Corporation and Sears, Roebuck and Co.*(1)

               10.8 Master Equipment Lease Agreement, dated July 6, 1998, between Key Corp Leasing and Jore Corporation (1)

               10.9 Interim funding Loan and Security Agreement, dated March 3, 1999, between Key Corp Leasing and Jore Corporation (1)

               10.11 Patent Assignment, dated January 1, 1999, between Jore Corporation and Matthew Jore (1)

               10.12 Patent Assignment, dated January 1, 1999, between Jore Corporation and Matthew Jore (1)

               10.13 Patent Assignment, dated January 1, 1999, between Jore Corporation and Matthew Jore (1)

               10.14 Form of Lock-up Agreement executed by certain of Jore Corporation's shareholders (1)

               10.15 Patent Assignment, dated April 2, 1999, between Jore Corporation and Matthew Jore (1)

               10.16 License Agreement, dated April 28, 1999, by and among Stanley Logistics, Inc., The Stanley Works and Jore Corporation *(1)

               10.18 Patent Assignment, dated January 1, 1999 between Jore Corporation and Matthew Jore (1)

               10.19 Limited Craftsman-Registered Trademark- Trademark License Agreement, dated May 3, 1999, between Sears, Roebuck and Co. and Jore Corporation (1)

               10.20 Sales and Marketing Agreement, dated January 1, 1999, between Jore Corporation and Manufacturers' Sales Associates, LLC *(1)

               10.21 Employment Agreement, dated June 8, 1999, between Matthew B. Jore and Jore Corporation (1)

               10.22 Purchase Agreement, dated April 7, 1999, between DADCO and Jore Corporation (1)

               10.23 Guaranty, dated April 7, 1999, given by Matthew B. Jore to DADCO (1)

               10.24 Purchase Agreement, dated June 4, 1999, between Blaine Huntsman and Jore Corporation (1)

               10.25 Guaranty dated June 4, 1999, given by Matthew B. Jore to Blaine Huntsman (1)

               10.26 Registration Rights Agreement, dated June 4, 1999, between Jore Corporation and Blaine Huntsman (1)

               10.27 Independent Contractor Agreement, dated June 30, 1999, between Thomas E. Mahoney and Jore Corporation
                         (1)

               10.27.1+ First Amendment to Independent Contractor Agreement, dated July 23, 1999, between Thomas E. Mahoney and Jore Corporation

               10.27.2+ Second Amendment to Independent Contractor Agreement, dated September 30, 1999, 1999, between Thomas E. Mahoney and Jore Corporation

               10.28 Strategic Alliance Agreement, dated May 7, 1999, between Jore Corporation and International Tool Machines of Florida, Inc. (1)

               10.29 Business Consultant and Management Agreement, dated May 7, 1999, between Jore Corporation and Karl Giebmanns (1)

               10.30 Credit Agreement, dated August 19, 1999, between First Security Bank, N.A. and Jore Corporation (1)

               10.31 Indemnity Agreement, dated September 14, 1999, between Matthew B. Jore, Michael W. Jore, Merle B. Jore, The Michael Jore Family Trust, the Matthew Jore Family Trust and the Merle and Faye Jore Family Trust
                         (1)

               10.32     Jore Corporation 1999 Employee Stock Purchase Plan (3)

               10.32.1+ Jore Corporation Employee Stock Purchase Plan, as amended

               10.33+ Supply Agreement, dated December 27, 1999, between Norton Company and Jore Corporation

               10.34+ Trademark License Agreement, dated December 27, 1999, between Norton Company and Jore Corporation

               16.1 Letter, dated July 7, 1999, from Galusha, Higgins & Galusha re change in certifying accountant (1)

               21        List of Jore Corporation's Subsidiaries (1)

               27        Financial Data Schedule

               -----------------

               +         Filing by Amendment.

               * Portions of this exhibit have been omitted pursuant to an order of the Commission granting the Company's application respecting confidential treatment thereof.

               (1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-78357, as amended

(2) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-94029 (3) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-94043


         (b)   Reports on Form 8-K.

               Jore Corporation filed no reports on Form 8-K during the fourth quarter of 1999.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JORE CORPORATION

                                           /s/ MATTHEW B. JORE
                                           -------------------------------------
                                           By:  Matthew B. Jore
                                           Title:  President and Chief Executive
                                                      Officer

Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:


3/30/00      /s/ MATTHEW B. JORE                 Chairman, President and Chief Executive Officer
----------   -------------------                 (Principal Executive Officer)
                 Matthew B. Jore

3/30/00      /s/ DAVID H. BJORNSON               Chief Financial Officer and Director
----------   ---------------------               (Principal Financial and Accounting Officer)
                 David H. Bjornson

3/30/00      /s/ MICHAEL W. JORE                 Executive Vice President and Director
----------   -------------------
                 Michael W. Jore

3/30/00      /s/ THOMAS E. MAHONEY               Director
----------   ---------------------
                 Thomas E. Mahoney

3/30/00      /s/ R. BRUCE ROMFO                  Director
----------   ------------------
                 R. Bruce Romfo

3/30/00      /s/ WILLIAM M. STEELE               Director
----------   ---------------------
                 William M. Steele

3/30/00      /s/ A. BLAINE HUNTSMAN              Director
----------   ----------------------
                 A. Blaine Huntsman

3/30/00      /s/ JAMES P. MATHIAS                      Director
----------   ----------------------
                 James P. Mathias


                                   Schedule II
                          Inventory Valuation Allowance


Year Ended            Balance                at Charged/(Credited)      to costs Inventory    disposed Balance at
                      beginning of period      and expenses                or written off       end of period

                                             (In Thousands)

December 31, 1999     $435,354               $287,218                        -$233,987             $488,585

December 31, 1998     $410,802               $24,552                          $0                   $435,354

December 31, 1997     $27,000                $383,802                         $0                   $410,802

December 31, 1996     $0                     $27,000                          $0                   $27,000
