Form 10-K/A
period 1999-12-31
JORE CORP
filed 2000-04-07
CIK 1081207

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

 /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                 OR

 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM TO

                            ------------------------

                       COMMISSION FILE NUMBER: 000-26889

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant, computed with reference to the closing price of such stock, as of March 15, 2000: $30,119,999.

    The number of shares of common stock outstanding as of March 15, 2000:
13,840,887.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2000, are incorporated by reference into this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                JORE CORPORATION

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                             PAGE
                                                                           --------
                                      PART I

Item 1.      Business....................................................      1
Item 2.      Properties..................................................     14
Item 3.      Legal Proceedings...........................................     14
Item 4.      Submission of Matters to a Vote of Security Holders.........     15
Item 4A.     Executive Officers of The Registrant........................     15

                                     PART II

Item 5.      Market for the Registrant's Common Stock and Related
               Stockholders Matters......................................     16
Item 6.      Selected Consolidated Financial Data........................     18
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     19
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...     23
Item 8.      Financial Statements and Supplementary Data.................     24
Item 9.      Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure..................................     44

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant..........     44
Item 11.     Executive Compensation......................................     44
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................     44
Item 13.     Certain Relationships and Related Transactions..............     44

                                     PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................     45

Signatures...............................................................     47

                                     PART I

    "JORE" (WHICH MAY ALSO BE REFERRED TO AS "WE", "US" OR "OUR") MEANS JORE CORPORATION AND ITS SUBSIDIARIES, AS THE CONTEXT REQUIRES.

ITEM 1. BUSINESS

OVERVIEW

    Jore Corporation is a leader in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. We offer a comprehensive system of proprietary drilling and driving products that save users time through enhanced functionality, productivity and ease of use. We manufacture our products using advanced technologies and equipment designs, thus achieving competitive advantages in cost, quality and production capacity. Our products are sold under private labels to the industry's largest power tool retailers and manufacturers such as Sears, Roebuck and Co., Tru*Serv Corporation, Canadian Tire Corporation Limited, Black & Decker Corporation and Makita Corporation. Our products also are sold under the STANLEY-REGISTERED TRADEMARK- brand, to which we have an exclusive license arrangement for power tool accessories, at retailers such as The Home Depot, Inc., Menard's, Ace Hardware Corporation, Canadian Tire Corporation Limited, Fred Meyer, The Andersons, Mid-States and others.

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

STRATEGY

    Our objective is to be the leading manufacturer of innovative products for the global power tool accessories market. Our growth and operating strategies include the following specific elements:

    GROWTH STRATEGY

    EXPAND THE INSTALLED BASE AND APPLICATIONS OF OUR DRILLING AND DRIVING SYSTEM--The base of consumers using our proprietary quick-change connectors is rapidly expanding. We will seek to further build our user base by expanding sales of our accessory sets, while concurrently developing new product applications. We recently worked with Sears, for example, to incorporate our quick connector directly into some models of its CRAFTSMAN-REGISTERED TRADEMARK-cordless power drills. We believe that we can leverage complementary hex-shank accessory products into our growing installed user base. Accordingly, we intend to continue to develop and introduce new and innovative accessories within our drilling and driving system.

    BROADEN OUR PRODUCT PORTFOLIO--We are broadening our product portfolio to include other innovative products, including select hand tools such as ratchet wrenches and screwdrivers with proprietary features. In connection with our license of the STANLEY-REGISTERED TRADEMARK- brand, we also plan to introduce other power tool accessories. We are also using our proprietary manufacturing processes to achieve cost leadership in producing traditional round-shank drill bits. We will continue to seek opportunities to license new or existing technologies to complement our internal product development efforts.

    ENHANCE EXISTING CUSTOMER RELATIONSHIPS--We believe that there are significant opportunities to increase sales to existing customers:

    - We intend to increase the number of products that we supply to our customers and to expand the retail shelf space dedicated to our products. For example, from 1997 to 1999, we increased the number of SKUs that we sell to Sears from approximately 12 to 49 and doubled the shelf space allocated to our products sold under the CRAFTSMAN-REGISTERED TRADEMARK-label in most of its Full Line retail stores. In 2000, we will strive to increase the number of SKUs in these stores and broaden our offering in the off the mall stores as well.

    - We intend to increase our product offering to a greater number of stores. Our products are not yet sold in each of our customers' stores as we have established new relationships. As a result, we believe that there are significant opportunities to expand our presence with our current customers.

    - We intend to offer our products under different brands to enable our customers to effectively target various price points and consumer segments. These include brand names such as CRAFTSMAN-REGISTERED TRADEMARK-, STANLEY-REGISTERED TRADEMARK-, BLACK & DECKER-REGISTERED TRADEMARK-, DEWALT-REGISTERED TRADEMARK- and MAKITA-REGISTERED TRADEMARK-. We intend to offer brands that are unique to each retail segment allowing us to broaden our store scope.

    DEVELOP NEW CUSTOMER RELATIONSHIPS--In order to broaden our customer base, we are developing and expanding relationships with major retailers. For instance we have relationships with home center retailers such as The Home Depot, Menards, Meijer and Payless Cashways, and buying groups such as Tru*Serv and Ace Hardware. We believe that offering our products under the STANLEY-REGISTERED TRADEMARK- brand will further enhance our opportunities with these customers, while concurrently enabling us to develop new customer relationships.

    EXPAND INTO THE INDUSTRIAL MARKET--We believe that the rapid interchangeability of our accessories will offer productivity enhancements to industrial users. Consequently, we intend to introduce our drilling and driving system to the industrial market, which we believe is roughly equal in size to the retail market that we presently serve. Moreover, we believe our advanced drill bit manufacturing facility will allow us to competitively supply the industrial market with traditional round-shank drill bits. We are presently evaluating alternative sales and distribution strategies to access the industrial market.

    EXPAND INTO FOREIGN MARKETS--We believe that we have significant opportunities to expand into foreign markets. We continue to supply the Canadian market through the largest Canadian hardware retailer, Canadian Tire, as well as through Sears, Makita and The Home Depot. We are currently evaluating distribution channels in the European market and we will continue to evaluate opportunities to enter other foreign markets.

    OPERATING STRATEGY

    CONTINUALLY IMPROVE OUR MANUFACTURING PROCESSES--We continually monitor and evaluate production techniques and benchmark our processes against other related standards to refine and optimize our manufacturing processes. Our focus on continuous process improvement covers all facets of operations, from inspection of raw materials to final assembly and packaging of the end product.

    CONTINUE TO VERTICALLY INTEGRATE OUR OPERATIONS--We increasingly utilize our own innovative manufacturing capabilities to reduce our cost of goods sold, increase our production capacity, provide better customer service, improve the quality of our products and reduce our reliance on third parties. For example, in addition to initiating our own round-shank drill bit production, recently we have substantially reduced the cost of our countersinks and our plastic injection molded and blow-molded cases, and increased our production and quality control capabilities by producing them in our own facilities. We are achieving similar results by internally producing other components.

    FOCUS ON CREATIVE MERCHANDISING AND RAPID PROTOTYPING--We distinguish ourselves by our ability to quickly design and prototype attractive packaging and retail displays. In addition, we continually evaluate the logistics of receiving, displaying and purchasing products in retail environments. As a result, we deliver our products and systems in attractive packages and effective retail plan-o-grams that, in coordination with each customer's requirements, are easy to set up and display and are aesthetically appealing to consumers. We believe this responsiveness and attention to detail provides us with a competitive advantage in serving our customers and encourages consumer purchases.

    ENHANCE INFORMATION AND CONTROL SYSTEMS TECHNOLOGY--Integrating our design, development, manufacturing, sales and management operations is critically important. We continue to work towards implementing our enterprise resource planning software in order to facilitate enterprise-wide communication and coordination among our employees. Real time communication among engineers, product managers, quality assurance personnel, and graphic designers will enable us to carefully control design, development, manufacture and marketing of our products.

    DEVELOP, MOTIVATE AND RETAIN HIGHLY PRODUCTIVE PERSONNEL--We are committed to creating a working environment that values the contributions of all personnel and rewards personal initiative. We seek to retrain and redeploy, rather than displace, employees when we implement manufacturing improvements or technology upgrades. By encouraging employees to attend our internal education programs, we believe that we improve the capabilities of our employees and leverage our investment in process technology and information management systems. Our programs cover a range of topics including computer aided design, spreadsheet and database management, work-flow efficiency, sales education and automation training.

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

    In addition to our drilling and driving systems, we also manufacture and sell traditional round-shank drill bits and innovative hand tools, including our TORQUE DRIVER-TM- screw and nut drivers and wrench ratchets. In connection with our licensing of the STANLEY-REGISTERED TRADEMARK- brand, we also plan to begin offering other power tool accessories, such as saw blades, router bits, and related products.

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

CUSTOMERS

    We sell our products to customers which currently fall into two general categories:

    - Retailers of power tool accessories; and

    - Power tool manufacturers.

    Our retail customers offer our products in their own stores under their own private label brands. We coordinate closely with these customers on promotional and merchandising strategies and displays, and we supply these customers with products in final packaged form. We have also begun to offer our products to retail customers under the STANLEY-REGISTERED TRADEMARK- brand.

    Our power tool manufacturer customers offer our products through their own distribution channels under their own brands. We supply our products to these customers either in final packaged form or as unpackaged products that the manufacturers combine and package with related drilling and driving products.

    Our customers include the industry's leading manufacturers such as Black & Decker and Makita as well as major retailers such as Sears, Home Depot, Lowe's, True Value, Ace Hardware, Canadian Tire, and others. In 1999, Sears, Black & Decker/ DeWalt and Makita each accounted for 58.3%, 22.8% and 10.1% respectively, of our revenues. In 1998, Sears, Black & Decker/ DeWalt and Makita each accounted for 60.2%, 17.2% and 14.5%, respectively, of our revenues. In 1999, Black & Decker recognized us with its Performance Scorecard Award for Total Cost Management. We were awarded the "Partner in Progress" designation by Sears for the third year in a row for 1999, an award earned by approximately only one percent (1%) of Sears' vendors. In addition, we received the Sears Hardlines Group Innovation Award for 1997.

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

    Most of our sales are derived from purchase orders for products to be delivered to our customers within 30 days of receipt of the order. As is customary in the power tools accessories market, we rely on our customers' forecasts to anticipate future order volumes, and typically do not enter into long-term supply agreements with our customers. As a result, we typically do not maintain a significant backlog of purchase orders. See Risk Factors--"Our dependence on customer forecasts to manage our business may cause us to misallocate our production, inventory or other resources."

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

INTELLECTUAL PROPERTY

    Our ability to compete effectively depends in part on our ability to develop and protect our proprietary technology. We have 13 United States and foreign design and utility patents covering a variety of our products and processes. While our patents have been important to our business, we do not believe that our business is dependent on any single patent or group of patents. We also own or license several registered trademarks and sell many products to our customers under arrangements that allow us to maintain control of our trademarks while granting customers exclusive use of specified marks for limited purposes. For example, we have granted Sears the exclusive right to use the Speed-Lok trademark in connection with Sears' sales of quick-change systems and other products, provided that Sears purchases a minimum quantity of Jore products annually. The primary trademarks we own or use in our business include SPEED-LOK-REGISTERED TRADEMARK-, SPEED SHANK-REGISTERED TRADEMARK-, QUAD-DRIVER-REGISTERED TRADEMARK-, BIT-LOK-REGISTERED TRADEMARK-, HIGH TORQUE POWER DRIVER-REGISTERED TRADEMARK-, MONTANA TOOL CORPORATION-TM-, TORQUE DRIVER-TM-, JORETECH-TM-, WHERE INNOVATION MEETS REALITY-TM- and AUTO JAW-TM-. Certain of our trademarks are integral to our business and we aggressively monitor and protect these and other marks.

    In April 1999, we entered into an agreement with The Stanley Works that grants us the exclusive license to sell power tool accessories under the Stanley-Registered Trademark- brand in North America. The agreement provides for the payment by us to Stanley of a percentage of our sales of our Stanley-Registered Trademark- branded products, with certain minimum payment obligations, during the term of the agreement. The term of the Agreement is through December 2004, and may be renewed by us through December 2009.

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

THE MARKETING OF OUR PRODUCTS UNDER THE STANLEY-REGISTERED TRADEMARK- BRAND MAY BE UNSUCCESSFUL AND MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH EXISTING
CUSTOMERS:

    In April 1999, we signed an agreement with The Stanley Works that grants us the exclusive license to sell power tool accessories under the STANLEY-REGISTERED TRADEMARK- brand and indemnifies us for damages and costs incurred in connection with any infringement claims arising out of our use of STANLEY-REGISTERED TRADEMARK- trademarks and trade dress. Some of our existing customers may view our license arrangement with Stanley unfavorably, and therefore reduce or stop purchases of our products. For example, in June 1999, Black & Decker advised us that our proposed introduction of STANLEY-REGISTERED TRADEMARK- branded power tool accessories in yellow and black packaging would violate Black & Decker's trademark rights under its DEWALT brand. In response to Black & Decker's assertions, Stanley filed a lawsuit, which we joined as a co-plaintiff, seeking a judgment that, among other things, the use of the colors yellow and black with the STANLEY-REGISTERED TRADEMARK- name or trademark on power tool accessories does not infringe or dilute Black & Decker's trademark rights. On July 7, Black & Decker asserted counterclaims against Stanley and Jore for unfair competition and trademark and trade dress infringement. On February 24, 2000, Black & Decker moved to dismiss the lawsuit on the grounds that no "case or controversy" exists among the parties. Stanley and Jore have opposed Black & Decker's motion, which is pending before the Court. This lawsuit poses the risks that we may be required to modify the colors of the packaging and promotional materials for our STANLEY-REGISTERED TRADEMARK--branded products which could diminish the value of, and limit our sales and growth prospects associated with, the STANLEY-REGISTERED TRADEMARK- brand. We could incur significant expenses and be required to pay damages if Stanley fails to fulfill its indemnification obligations to us; and Black & Decker could limit or terminate its business relationship with us. The occurrence of any of these events could have a material adverse effect on our business, operating results and financial condition by increasing our costs, reducing our sales and diverting management resources.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD NEGATIVELY AFFECT OUR STOCK
PRICE:

    The market price of our common stock could decrease as a result of sales of a large number of shares in the market or in response to the perception that such sales could occur. Approximately 9.5 million of our shares are eligible for immediate sale, in certain instances, subject to the volume limitations of Rule 144.

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

ITEM 2. PROPERTIES

    Our operations are housed in 280,590 square feet of facilities located on a 120 acre site near Ronan, Montana that we own. Our existing facilities include three buildings from which we provide manufacturing, assembly, packaging, warehousing and administrative functions. During 1999, we expanded our facilities by 153,600 square feet to accommodate expanded manufacturing activities, including our new drill bit manufacturing operation. We also lease a facility of about 10,500 square feet in Edgerton, Wisconsin in which we manufacture insert screwdriver bits in our J.B. Tool operations. We believe these sites are sufficient to continue to expand our facilities to meet our needs for the foreseeable future, although we may expand beyond our locality and our existing site to accommodate our product distribution needs and to access more substantial labor pools.

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

    BLACK & DECKER LITIGATION. On June 9, 1999, The Stanley Works filed a lawsuit against Black & Decker in the United States District Court for the District of Connecticut. The lawsuit arises out of claims made by Black & Decker that our proposed introduction of STANLEY-REGISTERED TRADEMARK--branded power tool accessories in yellow and black packaging would violate Black & Decker's trademark rights associated with its DEWALT-REGISTERED TRADEMARK- brand.

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

    On July 7, 1999, Black & Decker filed an Amended Answer, Affirmative Defenses, and Counterclaims to Amended Complaint, in which Black & Decker denied most of the allegations asserted against it and raised counterclaims against Stanley and Jore alleging, among other things, unfair competition and trademark and trade dress infringement. In its filing, Black & Decker seeks:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of Jore Corporation, as of March 1, 2000, and their ages and positions, are as follows:

NAME                          AGE                                POSITION
----                        --------                             --------
Matthew B. Jore(2)........     37      President, Chief Executive Officer and Chairman

Michael W. Jore...........     40      Executive Vice President and Director

David H. Bjornson.........     43      Chief Financial Officer, General Counsel, Secretary and
                                       Director

Kelly D. Grove............     33      Vice President--Controller

Nikki M. Snyder...........     40      Vice President--Human Resources

Jeffery J. Eidsmoe........     43      Vice President--Operations

Jeffrey M. Heutmaker......     37      Vice President--Strategic Initiatives

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

    JEFFREY M. HEUTMAKER has served as Vice President--Strategic Initiatives since June 1999. From June 1996 to June 1999 Mr. Heutmaker was an attorney with Van Valkenberg Furber Law Group P.L.L.C, a law firm located in Seattle, Washington, and outside securities counsel to Jore Corporation. From 1988 to 1996, Mr. Heutmaker practiced law in Seattle, Washington, including as principal of his own law firm from May 1992 to May 1996, and as an associate in the Corporate Finance group of Bogle & Gates from September 1988 to May 1992, where his practice focused on securities law and mergers and acquisitions transactions. He holds a J.D. degree from Notre Dame Law School and a B.A. degree in Economics and English Literature from the University of Puget Sound.

    Our executive officers will serve as officers of Jore Corporation until the regular meeting of the Board of Directors in May 2000 or until their respective successors shall have been elected. Mike Jore and Matt Jore are brothers. There is no family relationship between any of the other executive officers listed above.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 1999
  Third Quarter (from September 23).........................  $12.3125   $9.1000
  Fourth Quarter............................................  $12.8750   $7.0625
January 1, 2000 through March 15, 2000......................  $ 9.9375   $5.7188

HOLDERS

    As of March 15, 2000, there were approximately 91 holders of record of Common Stock.

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

USE OF PROCEEDS FROM REGISTERED SECURITIES

    As of December 31, 1999, we had used the net proceeds of our initial public offering as follows:

Net Proceeds from sale by Jore Corporation of 4,300,000
  shares....................................................    $38.6 million

Use of Proceeds
Repayment of indebtedness and related interest..............    $12.9 million
S Corporation dividend and shareholder advances.............      4.0 million
Capital expenditures and working capital....................     14.0 million
Investments and marketable securities.......................      7.7 million
                                                              ----------------
Total.......................................................    $38.6 million
                                                              ================

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
  Net sales.................................................  $ 53,872   $44,888    $23,656     $9,686     $9,416
  Income (loss) from operations.............................     9,255     7,734      3,445        (63)       561
  Net earnings (loss) before extraordinary item and taxes...     6,477     6,240      2,541       (558)       189
  Provision for income taxes................................       633        --         --         --         --
                                                              --------   -------    -------     ------     ------
  Income (loss) before extraordinary item...................     5,844     6,240      2,541       (558)       189
  Extraordinary item:
    Loss related to early retirement of debt, net of
      taxes.................................................       914
                                                              --------   -------    -------     ------     ------
  Net income (loss).........................................  $  4,930   $ 6,240    $ 2,541     $ (558)    $  189
                                                              ========   =======    =======     ======     ======
  Income before extraordinary item per common share:
    Basic...................................................  $   0.55   $  0.66    $  0.27
    Diluted.................................................  $   0.54   $  0.66    $  0.27
  Effect of extraordinary item on earnings per share:
    Basic...................................................  $   0.09        --         --
    Diluted.................................................  $   0.09        --         --
  Net income per common share:
    Basic...................................................  $   0.46   $  0.66    $  0.27
    Diluted.................................................  $   0.45   $  0.66    $  0.27
  Shares used in calculation of income per share
    Basic...................................................    10,653     9,412      9,358
    Diluted.................................................    10,893     9,436      9,358
  Pro forma data (unaudited):
    Net income..............................................  $  4,930   $ 6,240    $ 2,541
    Pro forma provision for income taxes....................     1,303     2,343        900
    Pro forma net income....................................  $  3,627   $ 3,897    $ 1,641
  Pro forma net income per common share (unaudited):
    Basic...................................................  $   0.34   $  0.41    $  0.18
    Diluted.................................................  $   0.33   $  0.41    $  0.18

BALANCE SHEET DATA
  Inventory.................................................  $ 27,795   $ 8,072    $ 4,740     $2,974     $1,101
  Current assets............................................    58,683    25,111     11,375      5,166      1,951
  Property, plant and equipment, net........................    58,561    19,816      6,081      4,196      3,022
  Total assets..............................................   117,908    45,963     17,759      9,548      5,169

  Total current liabilities.................................  $ 42,605   $25,083    $10,549     $5,210     $2,875
  Long-term debt, net of current portion....................    27,779    14,589      4,689      4,189      1,541
  Total liabilities.........................................    73,153    39,673     15,238      9,399      4,376
  Total shareholders' equity................................    44,754     6,289      2,521        149        763

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues:

                                                                               YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                             1995          1996          1997          1998          1999
                                                           --------      --------      --------      --------      --------
Net revenues.............................................   100.0%        100.0%        100.0%        100.0%        100.0%
Cost of goods sold.......................................    82.4          86.9          72.3          69.5          65.6
                                                            -----         -----         -----         -----         -----
Gross profit.............................................    17.6          13.1          27.7          30.5          34.4
Operating expenses:
Product development......................................     1.6           0.1           0.6           1.1           1.2
Sales and marketing......................................     0.3           0.3           2.6           5.6           6.0
General and administrative...............................     9.8          13.4           9.9           6.6          10.1
                                                            -----         -----         -----         -----         -----
Total operating expense..................................    11.7          13.8          13.1          13.3          17.3
                                                            -----         -----         -----         -----         -----
Income (loss) operations.................................     5.9          (0.7)         14.6          17.2          17.1
Other expense:
Interest expense.........................................     3.0           5.0           3.4           3.0           5.7
Other income expense.....................................     0.9           0.1           0.5           0.3          (0.5)
                                                            -----         -----         -----         -----         -----
Net other expense........................................     3.9           5.1           3.9           3.3           5.2
                                                            -----         -----         -----         -----         -----
Net income (loss) reported...............................     2.0%         (5.8)%        10.7%         13.9%         12.0
                                                            =====         =====         =====         =====         =====

1999 COMPARED TO 1998

    NET REVENUES. Net revenues increased from $44.9 million in 1998 to $53.9 million in 1999, representing a 20.0% increase. Of the $9.0 million increase, sales to existing customers accounted for $6.2 million and sales to new customers accounted for $2.8 million. A substantial portion of this increase for new customers resulted from additional sales under the STANLEY-REGISTERED TRADEMARK- brand.

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

    Net cash provided by financing activities was $4.7 million in 1997, $17.3 million in 1998 and $62.0 million in 1999. Cash provided from financing activities was primarily from net proceeds from our initial public offering and proceeds from term debt as well as net borrowings from our line of credit.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 29, 2000

                                JORE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
                                          ASSETS
Current assets:
Cash and cash equivalents...................................  $     94,283     $    34,736
Short term investments (fair market value of $7,676,100)....     7,691,791              --
Accounts receivable, net of allowances for doubtful accounts
  of $56,645 and $-0-, respectively.........................    19,031,479      14,672,275
Shareholder notes receivable................................     1,564,219       1,350,788
Notes receivable from affiliates............................        11,799          83,917
Inventory...................................................    27,795,284       8,071,500
Other current assets........................................     2,494,509         898,155
                                                              ------------     -----------
    Total current assets....................................    58,683,364      25,111,371

Property, plant and equipment, net..........................    58,560,925      19,815,544
Intangibles & other long-term assets, net...................       663,268       1,035,667
                                                              ------------     -----------
Total assets................................................  $117,907,557     $45,962,582
                                                              ============     ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  9,815,501     $ 7,106,060
  Accrued expenses..........................................     3,406,448       2,073,702
  Operating line of credit..................................    25,000,000      13,524,805
  Shareholder note payable..................................        81,495         256,061
  Other current liabilities.................................       770,981         125,026
  Current portion of long-term debt.........................     3,530,287       1,998,192
                                                              ------------     -----------
    Total current liabilities...............................    42,604,712      25,083,846
Long-term debt, net of current portion......................    27,779,153      14,589,346
Deferred income tax liabilities.............................     2,769,253              --
                                                              ------------     -----------
  Total liabilities.........................................    73,153,118      39,673,192

Commitments and contingencies (See Note 10)

Shareholders' equity:
Preferred stock, no par value
Authorized, 30,000,000 shares; issued and outstanding, 0
  shares....................................................            --              --
Common stock, no par value
Authorized, 100,000,000 shares; issued and outstanding,
  13,826,020 and 9,508,544, respectively....................    40,757,891       1,694,931
Deferred compensation--stock options........................       (16,529)         (4,868)
Retained earnings...........................................     4,013,077       4,599,327
                                                              ------------     -----------
    Total shareholders' equity..............................    44,754,439       6,289,390
                                                              ------------     -----------
Total liabilities and shareholders' equity..................  $117,907,557     $45,962,582
                                                              ============     ===========

                See notes to consolidated financial statements.

                                JORE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDING DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Net revenues................................................  $53,871,762   $44,888,324   $23,655,966
Cost of goods sold..........................................   35,313,825    31,167,724    17,098,184
                                                              -----------   -----------   -----------
  Gross profit..............................................   18,557,937    13,720,600     6,557,782
Operating expenses:
  Product development.......................................      620,950       495,235       150,691
  Sales & marketing.........................................    3,227,881     2,508,818       619,520
  General & administrative..................................    5,454,268     2,983,035     2,342,165
                                                              -----------   -----------   -----------
    Total operating expenses................................    9,303,099     5,987,088     3,112,376
                                                              -----------   -----------   -----------
Income (loss) from operations...............................    9,254,838     7,733,512     3,445,406
Other (income) expense:
  Interest expense, net.....................................    2,873,674     1,337,938       792,932
  Other (income) expense....................................      (95,709)      159,059       111,424
                                                              -----------   -----------   -----------
    Net other expense.......................................    2,777,965     1,496,997       904,356
                                                              -----------   -----------   -----------
                                                                6,476,873     6,236,515     2,541,050
                                                              -----------   -----------   -----------
Minority interest...........................................                      3,519
Income before extraordinary item and income taxes...........    6,476,873     6,240,034     2,541,050
Provision for income taxes..................................      633,238
                                                              -----------   -----------   -----------
Income before extraordinary item............................    5,843,635     6,240,034     2,541,050
Extraordinary item:
  Loss related to early retirement of debt, net of taxes of
    $106,428................................................      913,952            --            --
                                                              -----------   -----------   -----------
  Net income................................................  $ 4,929,683   $ 6,240,034   $ 2,541,050
                                                              ===========   ===========   ===========
Income before extraordinary item per common share:
  Basic.....................................................  $      0.55   $      0.66   $      0.27
  Diluted...................................................  $      0.54   $      0.66   $      0.27

Effect of extraordinary item on earnings per share:
  Basic.....................................................  $      0.09   $        --   $        --
  Diluted...................................................  $      0.09   $        --   $        --

Net income per common share:
  Basic.....................................................  $      0.46   $      0.66   $      0.27
  Diluted...................................................  $      0.45   $      0.66   $      0.27

Shares used in calculation of income per share:.............
  Basic.....................................................   10,653,247     9,412,497     9,357,801
  Diluted...................................................   10,893,393     9,435,777     9,357,801

Pro forma data (unaudited):
  Net income................................................  $ 4,929,683   $ 6,240,034   $ 2,541,050
  Proforma provision for income taxes.......................    1,303,057     2,343,193       900,200
                                                              -----------   -----------   -----------
  Pro forma net income......................................  $ 3,626,626   $ 3,896,841   $ 1,640,850
                                                              ===========   ===========   ===========

Pro forma net income per common share (unaudited):
  Basic.....................................................  $      0.34   $      0.41   $      0.18
  Diluted...................................................  $      0.33   $      0.41   $      0.18

                See notes to consolidated financial statements.

                                JORE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           COMMON STOCK                         RETAINED
                                                     ------------------------     DEFERRED      EARNINGS
                                                       SHARES       AMOUNT      COMPENSATION    (DEFICIT)       TOTAL
                                                     ----------   -----------   ------------   -----------   -----------
Balance, January 1, 1997...........................   9,342,564   $   586,392     $     --     $  (436,967)  $   149,425
  Common stock issued..............................      47,957       150,000                                    150,000
  Shareholder distributions........................                                               (319,663)     (319,663)
  Net income.......................................                                              2,541,050     2,541,050
                                                     ----------   -----------     --------     -----------   -----------

Balance, December 31, 1997.........................   9,390,521       736,392           --       1,784,420     2,520,812
  Common stock issued..............................      63,587       757,000                                    757,000
  Common stock issued for land.....................      54,436       195,048                                    195,048
  Shareholder distributions........................                                             (3,425,127)   (3,425,127)
  Deferred compensation--stock options.............                     6,491       (6,491)                           --
  Noncash compensation--stock options..............                                  1,623                         1,623
  Net income.......................................                                              6,240,034     6,240,034
                                                     ----------   -----------     --------     -----------   -----------

Balance, December 31, 1998.........................   9,508,544     1,694,931       (4,868)      4,599,327     6,289,390
  Common stock issued for land.....................      14,256        82,302                                     82,302
  Common stock warrants............................                   311,629                                    311,629
  Common stock, initial public offering, net.......   4,300,000    38,609,246                                 38,609,246
  Exercise of stock options........................       3,220        23,846                                     23,846
  Deferred compensation--stock options.............                    35,937      (35,937)                           --
  Noncash compensation--stock options..............                                 24,276                        24,276
  Shareholder distributions........................                                             (3,604,281)   (3,604,281)
  Deferred tax liability...........................                                             (1,911,652)   (1,911,652)
  Net income.......................................                                              4,929,683     4,929,683
                                                     ----------   -----------     --------     -----------   -----------

Balance, December 31, 1999.........................  13,826,020   $40,757,891     $(16,529)    $ 4,013,077   $44,754,439
                                                     ==========   ===========     ========     ===========   ===========

                                JORE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDING DECEMBER 31
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
Operating activities:
Net income..................................................  $  4,929,683   $  6,240,034   $  2,541,050
Adjustments to reconcile net income to net cash used by
  operating activites:
  Depreciation..............................................     2,216,370        973,762        677,171
  Amortization..............................................       263,226        155,485         34,829
  Compensation expense--stock options.......................        24,276          1,623             --
  Bad debt expense..........................................        62,051             --         17,008
  Extraordinary item, early retirement of debt, before
    tax.....................................................     1,020,380             --             --
  Provision for inventory obsolescence......................       287,218         24,552        383,802
  (Gain)/loss on disposal of fixed assets...................       (13,089)         1,244        100,838
  Amortization of discount..................................       (92,769)            --             --
    Cash provided (used) by changes in operating assets and
      liabilities:
      Accounts receivable...................................    (4,421,255)    (8,686,205)    (4,254,543)
      Inventory.............................................   (20,011,002)    (3,356,048)    (2,150,004)
      Prepaid expenses and other current assets.............    (1,155,627)      (673,712)      (134,525)
      Deferred income taxes.................................       416,875             --             --
      Intangibles and other long-term assets................      (911,207)      (862,686)      (133,314)
      Accounts payable......................................     2,709,441      3,643,664        204,181
      Accrued expenses......................................     1,332,746        831,615        734,062
      Other current liabilities.............................            --        (24,974)        47,617
      Income taxes payable..................................       109,933             --             --
                                                              ------------   ------------   ------------
Net cash used by operating activities.......................   (13,232,751)    (1,731,646)    (1,931,828)
Investing activities:
  Advances on notes receivable..............................            --        (25,000)            --
  Payments on notes receivable..............................            --            560            342
  Advances on shareholder notes receivable..................    (2,909,618)    (1,077,893)       (29,867)
  Payments on shareholder notes receivable..................     2,604,382             --        112,520
  Advances on notes receivable from affiliates..............        (1,800)      (326,272)       (63,136)
  Payments on notes receivable from affiliates..............        73,918        304,933            558
  Payment of patent costs...................................            --        (24,941)       (19,279)
  Purchase of investments...................................    (7,599,022)            --             --
  Purchase of property and equipment........................   (41,018,613)   (15,216,599)    (2,693,302)
  Proceeds from sale of fixed assets........................       152,253        701,729         30,669
                                                              ------------   ------------   ------------
Net cash used by investing activities.......................   (48,698,500)   (15,663,483)    (2,661,495)
Financing activities:
  Distributions paid to shareholders........................    (3,604,281)    (3,425,127)      (319,663)
  Proceeds from initial public offering, net................    38,609,246             --             --
  Proceeds from options exercised...........................        23,846             --             --
  Capital contributions.....................................            --        757,000        150,000
  Proceeds from long-term debt..............................    24,887,217     17,149,307      1,862,508
  Payments on long-term debt................................   (10,165,315)    (6,016,653)      (587,085)
  Proceeds from short-term debt.............................    15,120,487             --             --
  Payments on short-term debt...............................   (14,355,597)            --             --
  Proceeds from operating line of credit, net...............    11,475,195      8,851,867      3,578,751
                                                              ------------   ------------   ------------
Net cash provided by financing activities...................    61,990,798     17,316,394      4,684,511
                                                              ------------   ------------   ------------
Net increase (decrease) in cash.............................        59,547        (78,735)        91,188
Cash and cash equivalents:
  Beginning of period.......................................        34,736        113,471         22,283
                                                              ------------   ------------   ------------
  End of period.............................................  $     94,283   $     34,736   $    113,471
                                                              ============   ============   ============
Supplemental disclosures:
Cash paid:
  Interest paid.............................................  $  3,981,232   $  1,368,383   $    782,245
Noncash financing and investing activities:
Warrants issued with debt...................................  $    311,629   $         --   $         --
Common stock issued for land................................  $     82,302   $    195,048   $         --
Property contributed to JB Tool, LLC........................  $         --   $      3,519   $         --

                See notes to consolidated financial statements.

                                JORE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION AND REORGANIZATION

    DESCRIPTION OF BUSINESS: Jore Corporation (the Company or Jore) is a Montana corporation engaged in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. The Company sells its products under its own licensed STANLEY-REGISTERED TRADEMARK- label and under private labels to the industry's largest power tool retailers and manufacturers.

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

NOTE 2: PRO FORMA INFORMATION

    PRO FORMA CONSOLIDATED INCOME STATEMENT DATA: The unaudited pro forma results of operations information includes a pro forma income tax provision for each of the three years ended December 31, 1997, 1998 and 1999, assuming effective tax rates of 35.43%, 37.56% and 34.81%, respectively (see Note 8), comparable to what would have been reported had the Company operated as a C corporation during the years ended December 31, 1997, and 1998, and the entire year ended December 31, 1999. Our S corporation status terminated on September 23, 1999.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the following useful lives:

Buildings...................................................     40 years
Land improvements...........................................  10-15 years
Plant, tooling, and packaging equipment.....................   5-10 years
Office equipment and furniture..............................    3-7 years
Vehicles....................................................      5 years

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

    The following table reconciles the number of shares utilized in the net income per share calculations:

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1997        1998         1999
                                                              ---------   ---------   ----------
Number of shares:
  Common shares--basic......................................  9,357,801   9,412,497   10,653,247
  Effect of dilutive securities stock options...............                 23,280      240,146
                                                              ---------   ---------   ----------
  Common shares--diluted....................................  9,357,801   9,435,777   10,893,393
                                                              =========   =========   ==========

    STOCK SPLIT: A 216.017-for-1 split of the Company's common stock was effected on May 12, 1999. All references in the financial statement to shares, share prices, per share amounts and stock plan have been adjusted retroactively to reflect the split.

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXTRAORDINARY ITEM: We incurred an extraordinary expense of approximately $1.0 million on August 27, 1999 related to the termination of our operating line of credit. We expensed the prepayment penalty and the unamortized financing costs associated with the credit line. The proceeds to extinguish the debt came from our new credit line with First Security Bank. This new credit line provides lower fees, better interest rates and greater flexibility and collateral for our inventory.

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

    SIGNIFICANT CUSTOMERS: A majority of the Company's sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for each of the years ended December 31, and receivables from customers who individually accounted for 10% of total receivables at December 31, are as follows:

                                                                1997          1998          1999
                                                              --------      --------      --------
Sales to:
  Customer A................................................    31.9%         60.2%         58.3%
  Customer B................................................    21.5          17.2          22.8
  Customer C................................................    25.6          14.5          10.0
  Customer D................................................    17.0            --            --
                                                               -----         -----         -----
                                                                96.0          91.9          91.1
  All other customers.......................................     4.0           8.1           8.9
                                                               -----         -----         -----
                                                               100.0%        100.0%        100.0%
                                                               =====         =====         =====

                                                                1998          1999
                                                              --------      --------
Receivables from:
  Customer A................................................    74.1%         69.5%
  Customer B................................................    11.2          18.1
                                                               -----         -----
                                                                85.3          87.6
  All other customers.......................................    14.7          12.4
                                                               -----         -----
                                                               100.0%        100.0%
                                                               =====         =====

    Sales are made without collateral, and the Company's bad debts have been insignificant to date. Bad debt expense for the years ended December 31, 1999, 1998 and 1997 was $62,051, $-0- and $10,987, respectively.

    INTEREST COSTS: Interest costs are capitalized for assets that are constructed or otherwise produced for the Company including assets constructed or produced for the Company by others for which deposits or progress payments have been made. The total

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interest costs incurred by the company for the years ended December 31, 1997, 1998 and 1999 were $792,932, $1,624,089, and $4,183,726, respectively. The total interest capitalized for 1998 and 1999 was $265,761 and $1,118,183, respectively.

NOTE 4: BALANCE SHEET COMPONENTS

    Short-term investments at December 31, 1999 consist of the following:

                                                       AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                          COST         GAIN         LOSS        VALUE
                                                       ----------   ----------   ----------   ----------
Certificates of deposit..............................  $  558,712      $-0-       $ (7,041)   $  551,671
FNMA Securities......................................   4,143,105       -0-         (1,246)    4,141,859
U.S. Treasury Notes..................................   2,989,974       -0-         (7,404)    2,982,570
                                                       ----------      ----       --------    ----------
                                                       $7,691,791      $-0-       $(15,691)   $7,676,100
                                                       ==========      ====       ========    ==========

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              -------------   -------------
Inventory
  Component parts/raw materials.............................   $6,205,971      $13,135,170
  Work-in-progress*.........................................    1,257,704       11,880,461
  Finished goods............................................    1,043,179        3,268,238
  Provision for obsolescence................................     (435,354)        (488,585)
                                                               ----------      -----------
                                                               $8,071,500      $27,795,284
                                                               ==========      ===========

------------------------

* Work-in-progress includes finished sub-assemblies, which can be sold in bulk or added to a packaged set.

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              -------------   -------------
Property, Plant and Equipment
  Buildings & leasehold improvements........................   $ 4,438,668     $ 7,478,959
  Land and land improvements................................       595,329       2,557,169
  Plant, tooling, packaging equipment.......................     9,763,618      24,436,751
  Office equipment and furniture............................     1,340,603       2,264,524
  Vehicles..................................................       376,465         279,654
                                                               -----------     -----------
                                                                16,514,683      37,017,057
  Accumulated depreciation..................................    (2,349,407)     (4,497,227)
                                                               -----------     -----------
                                                                14,165,276      32,519,830
  Construction-in-progress..................................            --       3,828,129
  Machinery-in-progress.....................................     5,650,268      22,212,966
                                                               -----------     -----------
                                                               $19,815,544     $58,560,925
                                                               ===========     ===========

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 4: BALANCE SHEET COMPONENTS (CONTINUED)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              -------------   -------------
Other current assets
  Notes receivable..........................................   $    53,576     $    30,900
  Other receivables.........................................        38,461          47,704
  Supplies inventory........................................       111,042         767,648
  Deferred tax asset........................................            --         440,726
  Prepaid expenses and other................................       695,076       1,207,531
                                                               -----------     -----------
                                                               $   898,155     $ 2,494,509
                                                               ===========     ===========

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              -------------   -------------
Other current liabilities
  Notes payable.............................................   $        --     $   660,346
  Other current liabilities.................................       125,026             702
  Income taxes payable......................................            --         109,933
                                                               -----------     -----------
                                                               $   125,026     $   770,981
                                                               ===========     ===========

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

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 5: SHAREHOLDERS' EQUITY (CONTINUED)
    Activity and price information regarding the options are summarized as follows:

                                                                          WEIGHTED AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding, January 1, 1997................................         --        $  --
  Granted...................................................         --           --
                                                              ---------        -----
Outstanding, December 31, 1997..............................         --           --
  Granted...................................................    422,312         4.42
                                                              ---------        -----
Outstanding, December 31, 1998..............................    422,312         4.42
  Granted...................................................  1,089,074         8.95
  Exercised.................................................     (3,220)        7.41
  Cancelled.................................................         --           --
                                                              ---------        -----
Outstanding, December 31, 1999..............................  1,508,166         7.69
                                                              =========        =====
Options exercisable, December 31, 1999......................    516,004        $7.00
                                                              =========        =====

    Information regarding stock option grants during the year ended December 31, 1999 is summarized as follows:

                                                       1999                                             1998
                                  ----------------------------------------------   ----------------------------------------------
                                             WEIGHTED AVERAGE   WEIGHTED AVERAGE              WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                   SHARES     EXERCISE PRICE       FAIR VALUE       SHARES     EXERCISE PRICE       FAIR VALUE
                                  --------   ----------------   ----------------   --------   ----------------   ----------------
Exercise price exceeds market...  615,847         $8.86              $0.00         422,312         $4.42              $0.14
Exercise price equals market....  473,227         $9.07              $3.08              --            --                 --
Exercise price is less than
  market........................       --            --                 --              --            --                 --

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

    Had compensation expense for the Plan been determined based on fair value at the grant dates for awards under the Plan consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income for the years ended December 31, 1997, 1998 and 1999 would have been adjusted to the following pro forma amounts:

                                                                 1997         1998         1999
                                                              ----------   ----------   ----------
Net income as reported......................................  $2,541,050   $6,240,034   $4,929,683
Net income, pro forma.......................................   2,541,050    6,227,237    4,345,886
Basic net income per common share, pro forma................  $     0.27   $     0.66   $     0.41
Diluted net income per common share, pro forma..............  $     0.27   $     0.65   $     0.40

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 5: SHAREHOLDERS' EQUITY (CONTINUED)
    Additional information regarding options outstanding as of December 31, 1999, is as follows:

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                        ------------------------------------------------------   ------------------------------
                                        WEIGHTED AVERAGE
      RANGE OF            NUMBER      REMAINING CONTRACTUAL   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
   EXERCISE PRICE       OUTSTANDING        LIFE (YRS.)         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------   -----------   ---------------------   ----------------   -----------   ----------------
      $ 4.42               422,312            8.75                $4.42            168,943         $ 4.42
        7.06               159,050            9.96                 7.06            159,050           7.06
        8.41               287,547            9.00                 8.41             60,150           8.41
        9.10               186,633            9.47                 9.10             37,332           9.10
        9.26               327,480            9.11                 9.26             65,498           9.26
       11.62               125,144            9.82                11.62             25,031          11.62
                         ---------                                                 -------
                         1,508,166            9.18                 7.69            516,004           7.00
                         =========                                                 =======

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

    1999 EMPLOYEE STOCK PURCHASE PLAN:

    On October 25, 1999, the Board of Directors approved the implementation of the 1999 Employee Stock Purchase Plan (the ESPP). The ESPP provides employees an opportunity to purchase shares of stock through payroll withholdings up to 15% of

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 5: SHAREHOLDERS' EQUITY (CONTINUED) compensation to a maximum of $25,000 per year, by participating in a series of offerings at a price which is 85% of the lower of the price on the initial offering date and the periodic purchase dates (generally each 6 months), occurring in February and August. The purchases are made pursuant to qualification under Section 423 of the Code. As of December 31, 1999, 1,000,000 shares of stock were available for the grant of options and the corresponding purchase of stock under the ESPP, however, the ESPP had not yet been implemented, and no shares had been purchased, and no wages had been withheld towards such purchase at December 31, 1999.

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

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              -------------   -------------
NOTES PAYABLE
Due January 2003, interest at the highest yield for U.S.
  Treasury notes (8.31% at December 31, 1998). Secured by
  equipment, receivables, inventory and general
  intangibles...............................................   $ 5,691,717     $        --
Due January 2003, interest at prime plus 1% (8.75% at
  December 31, 1998). Secured by equipment, receivables,
  inventory and general intangibles.........................       741,843              --
Due March 2005, interest at 8.85%...........................       771,912         677,231
Due August 2001, interest at 10%............................     1,008,372              --
Due October 2004, interest at 8.97%.........................       726,981         627,626
Due October 2004, interest at 8.97%.........................       969,307         836,837
Due December 2004, interest at 8.97%........................     2,050,265       1,780,531
Due December 2004, interest at 8.97%........................       582,606         505,850
Due August 2005, interest at 9.5%...........................       844,971         741,669
Due June 2004, interest at 8.50%............................       615,840         533,069
Due June 2004, interest at 8.85%............................       682,502         583,688
Due October 2005, interest at 8.50%.........................       823,842         742,572
Due July 2002, interest at 9.87%............................            --         219,172
Due December 2004, interest at 9.74%........................            --         276,518
Due December 2004, interest at 9.87%........................            --          93,754
Due January 2020, interest at 9.00%.........................            --       2,500,000
Due March 2003, interest at 8.90%...........................            --         869,778
Due January 2003, interest at prime plus 2% (11.00% at
  December 31, 1999)........................................       106,983          85,529
Various notes payable due November 1999 through November
  2005, interest rates from 6.66% to 11.89%.................       210,864          67,959
                                                               -----------     -----------
Total notes payable.........................................    15,828,005      11,141,783

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 7: LONG-TERM OBLIGATIONS (CONTINUED)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              -------------   -------------
CAPITAL LEASE OBLIGATIONS
Various leases due July 2001 to November 2004, interest from
  6.658% to 6.9%............................................        70,709         102,106
Due November 2002, interest at 7.990%.......................        13,872          10,937
Due January 2006, interest at 8.20%.........................       496,450         447,302
Due June 2006, interest at 8.926%...........................                       283,394
Due June 2006, interest at 9.495%...........................                     1,772,263
Due June 2006, interest at 8.916%...........................                     1,455,645
Due July 2006, interest at 8.924%...........................                       477,818
Due August 2006, interest at 9.140%.........................                       190,966
Due August 2006, interest at 9.140%.........................                       866,460
Due September 2006, interest at 9.172%......................                       805,493
Due November 2006, interest at 9.275%.......................                     3,396,419
Due June 2003, interest at 7.90%............................        24,523          19,732
Various leases due July 2001 to December 2003, interest from
  10.522% to 24.713%........................................       153,979         173,641
Due July 2005, interest at 9.121%...........................                       385,659
Due July 2005, interest at 8.447%...........................                       884,356
Due October 2005, interest at 7.771%........................                       637,607
Due December 2005, interest at 7.996%.......................                       342,258
Due April 2006, interest at 8.271%..........................                       333,774
Due March 2007, interest at 9.50%...........................                       685,875
Due March 2007, interest at 9.50%...........................                       113,685
Due February 2007, interest at 9.50%........................                        79,710
Due March 2007, interest at 9.50%...........................                     1,446,623
Due March 2007, interest at 9.50%...........................                       399,584
Due February 2007, interest at 9.50%........................                       114,631
Due April 2007, interest at 9.50%...........................                     1,120,507
Due May 2007, interest at 9.50%.............................                     1,810,000
Due February 2007, interest at 9.50%........................                     1,181,022
Due July 2007, interest at 9.50%............................                       630,000
                                                               -----------     -----------
Total lease obligations.....................................       759,533      20,167,657
                                                               -----------     -----------
Total long-term obligations.................................    16,587,538      31,309,440
Less current portion........................................     1,998,192       3,530,287
                                                               -----------     -----------
                                                               $14,589,346     $27,779,153
                                                               ===========     ===========

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 7: LONG-TERM OBLIGATIONS (CONTINUED)
    As of December 31, 1999, future maturities of long-term obligations are as follows:

                                                                              OBLIGATIONS UNDER
                                                              NOTES PAYABLE    CAPITAL LEASES
                                                              -------------   -----------------
2000........................................................   $ 1,504,113       $ 3,638,690
2001........................................................     1,656,006         4,062,116
2002........................................................     1,768,596         4,051,844
2003........................................................     2,635,946         4,027,015
2004........................................................     1,796,341         3,971,517
Thereafter..................................................     1,780,781         7,339,735
                                                               -----------       -----------
  Subtotal..................................................    11,141,783        27,090,917
                                                               -----------       -----------
Less amounts representing interest..........................            --        (6,923,258)
                                                               -----------       -----------
                                                               $11,141,783       $20,167,657
                                                               ===========       ===========

NOTE 8: PRO FORMA INCOME TAXES (UNAUDITED)

    Prior to filing its IPO, the Company had elected to be an S corporation under the Code, and therefore, its taxable income was reported on the shareholders' individual income tax returns. The Company's consolidated subsidiaries were also S corporations or limited liability companies. As a result, no federal or state income taxes were imposed on the Company or its subsidiaries until September 23, 1999.

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

                                                                1997          1998          1999
                                                              --------      --------      --------
Statutory tax rate..........................................   38.46%        38.46%        38.46%
Indian employment credit....................................   (1.00)        (1.18)        (2.94)
Research/experimentation credit.............................   (2.25)         0.00          0.00
Foreign Sales Corporation...................................    0.00          0.00         (1.45)
Meals & entertainment.......................................    0.21          0.20           .22
Other.......................................................     .01           .08         (0.75)
                                                               -----         -----         -----
Effective rate..............................................   35.43%        37.56%        33.54%
                                                               =====         =====         =====

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

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 8: PRO FORMA INCOME TAXES (UNAUDITED) (CONTINUED)
    Since the S corporation status has been terminated as of September 23, 1999, deferred tax liabilities for each temporary difference have been increased to the following amounts at December 31, 1999:

Deferred tax liabilities:
Basis differential in property, plant and equipment.........  $(2,769,000)
                                                              -----------
Total deferred tax liabilities..............................  $(2,769,000)
                                                              ===========
Deferred tax assets:
  Inventory obsolescence reserve............................  $   268,000
  Accrued vacation and wages................................      135,000
  Deferred compensation.....................................       16,000
  Allowance for bad debt....................................       22,000
                                                              -----------
Total deferred tax assets...................................  $   441,000
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

    At December 31, 1997, 1998 and 1999, Jore Land owed the Company the net amounts of $17,578, $34,102 and $9,999, respectively.

    Periodically, the Company's employees perform work for Jore Land in administrative and technical areas, such as engineering and accounting. Charges for these types of services by the Company for the years ended December 31, 1997, 1998 and 1999 were $4,843, $10,151, and $20,417, respectively.

    Shareholder notes receivable are due on demand notes and bear interest at 6%. The total amount of accrued interest income earned in 1999 from Shareholder notes was $54,589.

    Beginning January 1, 1998, the Company's sales affiliate, Manufacturers Specialty Marketing, Inc. (MSM), received a commission on Company sales, which amounted to $1,785,913 during the year ended December 31, 1998. Of this amount, $225,279 was payable at year-end 1998. Beginning January 1, 1999, most Company sales were made through Manufacturers' Sales Associates, LLC (MSA), an affiliate of MSM. MSA receives a commission on most Company sales. The agreement terminates upon notice by either party at least 60 days in advance of the intended termination date. MSM was owned 100% by one non-employee director of Jore and one other non-employee former director of Jore. MSA is owned by the same two individuals and four other non-employee salesmen who market Jore products. Commissions earned by MSA in 1999 were $1,245,424. As of December 31, 1999, the Company had prepaid commissions to MSA of $298,608.

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

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

    Rent expense for each of the years ended December 31, 1997, 1998, and 1999, totaled $69,036, $301,181, and $535,618, respectively. Future minimum lease payments required under operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $ 99,990
2001........................................................    79,464
2002........................................................    79,464
2003........................................................    52,464
2004........................................................    41,364
Thereafter..................................................    27,576
                                                              --------
  Total.....................................................  $380,322
                                                              ========

    In January 1998, the Company entered into an agreement with a third party for its interest in one invention. The Company pays the party a fee based on the manufacturing cost and the Company's margin related to this invention. Expenses for the years ended December 31, 1998 and 1999 were $74,563 and $41,090, respectively.

    On April 28, 1999, the Company signed an agreement with The Stanley Works that grants the exclusive license to the STANLEY-REGISTERED TRADEMARK-brand name for all power tool accessories for a contracted royalty rate.

    On December 27, 1999, the Company signed agreements with The Norton Company, to purchase substantially all of the Company's grinding wheels, abrasives and surface preparation products from Norton or its affiliates. In exchange for this purchasing agreement, we obtained an exclusive, royalty-free license to use the name Speed-Lok-TM- for sales of drilling and driving products in North America. There are no minimum purchase volumes or fixed pricing agreements required. If the supply arrangements are terminated, we will be required to pay a royalty of 3% on all Speed-Lok-TM- product sales annually to Norton, with an annual minimum royalty of $500,000. The term of the license agreement is five years with successive automatic one year extensions.

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

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 10: COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION: The Company is, from time to time, a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company and our legal counsel believe the disposition of these matters will not have a material adverse effect on the financial position of the Company.

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

                                JORE CORPORATION

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly financial information:

                                                                                QUARTER ENDED
                                            -------------------------------------------------------------------------------------
                                            MAR 31,    JUN 30,    SEP 30,    DEC 31,    MAR 31,    JUN 30,    SEP 30,    DEC 31,
                                              1998       1998       1998       1998       1999       1999       1999       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                               (IN THOUSANDS)
Net revenues..............................   $7,579     $7,303    $10,548    $19,458     $9,798     $8,259    $14,378    $21,436
Cost of goods sold........................    4,926      4,895      7,411     13,936      6,858      5,886      9,282     13,287
                                             ------     ------    -------    -------     ------     ------    -------    -------
  Gross profit............................    2,653      2,408      3,137      5,522      2,940      2,373      5,096      8,149
Operating expenses:
  Product development.....................       54         50        102        289        117        109        268        128
  Sales and marketing.....................      338        373        597      1,201        376        382        822      1,647
  General and administrative..............      538        606        630      1,209      1,150      1,167      1,618      1,519
                                             ------     ------    -------    -------     ------     ------    -------    -------
    Total operating expenses..............      930      1,029      1,329      2,699      1,643      1,658      2,708      3,294
                                             ------     ------    -------    -------     ------     ------    -------    -------
Income from operations....................    1,723      1,379      1,808      2,823      1,297        715      2,388      4,855
Other expense.............................      352        265        387        489        457        598      1,069        654
                                             ------     ------    -------    -------     ------     ------    -------    -------
Net income as reported....................   $1,371     $1,114    $ 1,421    $ 2,331     $  840     $  117    $ 1,319    $ 4,201
                                             ======     ======    =======    =======     ======     ======    =======    =======

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

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the captions "Election of Directors" and "Executive Officer Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this report:

         1   Financial Statements. The following financial statements of the
            Company and the report of the independent public accountants thereon, are included in this Form 10-K on pages 24 through 43:

                Report of Independent Public Accountants
                Balance Sheets as of December 31, 1999 and December 31, 1998 Statements of Operations for the years ended December 31, 1999,
            1998 and 1997
                Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
                Statements of Cash Flows for the years ended December 31, 1999,
            1998 and 1997
                Notes to Financial Statements

         2.  Financial Statement Schedules

            Schedule II--Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

         3.  Exhibits

 3.1       Amended and Restated Articles of Incorporation(1)
 3.2       Bylaws(1)
 4.1 Description of capital stock contained in the Amended and Restated Articles of Incorporation (See Exhibit 3.1)
 4.2 Description of rights of security holders contained in the Bylaws (See Exhibit 3.2)
 4.3       Form of common stock certificate(1)
 4.4 Form of Common Stock Warrant issued in pre-IPO bridge financing
 4.5 Form of Registration Rights Agreement executed in pre-IPO financing
10.1       Amended and Restated Jore Corporation 1997 Stock Plan(1)
10.1.1     Amendment dated October 25, 1999 to the Amended and Restated
           Jore Corporation 1997 Stock Plan(2)
10.2 Common Stock Purchase Option, dated February 10, 1999, between Jore Corporation and William M. Steele, Trustee of the Steele Family Trust(1)
10.3       Exclusive Supply Agreement, dated October 1, 1998, between
           Jore Corporation and Sears, Roebuck and Co.*(1)
10.8 Master Equipment Lease Agreement, dated July 6, 1998, between Key Corp Leasing and Jore Corporation(1)
10.9       Interim funding Loan and Security Agreement, dated March 3,
           1999, between Key Corp Leasing and Jore Corporation(1)
10.11      Patent Assignment, dated January 1, 1999, between Jore
           Corporation and Matthew Jore(1)
10.12      Patent Assignment, dated January 1, 1999, between Jore
           Corporation and Matthew Jore(1)
10.13      Patent Assignment, dated January 1, 1999, between Jore
           Corporation and Matthew Jore(1)
10.14      Form of Lock-up Agreement executed by certain of Jore
           Corporation's shareholders(1)
10.15      Patent Assignment, dated April 2, 1999, between Jore
           Corporation and Matthew Jore(1)
10.16      License Agreement, dated April 28, 1999, by and among
           Stanley Logistics, Inc., The Stanley Works and Jore
           Corporation*(1)

10.18      Patent Assignment, dated January 1, 1999 between Jore
           Corporation and Matthew Jore(1)
10.19      Limited Craftsman-Registered Trademark- Trademark License
           Agreement, dated May 3, 1999, between Sears, Roebuck and Co.
           and Jore Corporation(1)
10.20      Sales and Marketing Agreement, dated January 1, 1999,
           between Jore Corporation and Manufacturers' Sales
           Associates, LLC*(1)
10.21      Employment Agreement, dated June 8, 1999, between
           Matthew B. Jore and Jore Corporation(1)
10.22      Purchase Agreement, dated April 7, 1999, between DADCO and
           Jore Corporation(1)
10.23      Guaranty, dated April 7, 1999, given by Matthew B. Jore to
           DADCO(1)
10.24      Purchase Agreement, dated June 4, 1999, between Blaine
           Huntsman and Jore Corporation(1)
10.25      Guaranty dated June 4, 1999, given by Matthew B. Jore to
           Blaine Huntsman(1)
10.26      Registration Rights Agreement, dated June 4, 1999, between
           Jore Corporation and Blaine Huntsman(1)
10.27      Independent Contractor Agreement, dated June 30, 1999,
           between Thomas E. Mahoney and Jore Corporation(1)
10.27.1    First Amendment to Independent Contractor Agreement, dated
           July 23, 1999, between Thomas E. Mahoney and Jore
           Corporation
10.27.2    Second Amendment to Independent Contractor Agreement, dated
           September 30, 1999, 1999, between Thomas E. Mahoney and Jore
           Corporation
10.28      Strategic Alliance Agreement, dated May 7, 1999, between
           Jore Corporation and International Tool Machines of Florida,
           Inc.(1)
10.29      Business Consultant and Management Agreement, dated May 7,
           1999, between Jore Corporation and Karl Giebmanns(1)
10.30      Credit Agreement, dated August 19, 1999, between First
           Security Bank, N.A. and Jore Corporation(1)
10.31      Indemnity Agreement, dated September 14, 1999, between
           Matthew B. Jore, Michael W. Jore, Merle B. Jore, The Michael
           Jore Family Trust, the Matthew Jore Family Trust and the
           Merle and Faye Jore Family Trust(1)
10.32      Jore Corporation 1999 Employee Stock Purchase Plan(3)
10.32.1    Jore Corporation 1999 Employee Stock Purchase Plan, as
           amended
10.33      Supply Agreement, dated December 27, 1999, between Norton
           Company and Jore Corporation
10.34      Trademark License Agreement, dated December 27, 1999,
           between Norton Company and Jore Corporation
16.1       Letter, dated July 7, 1999, from Galusha, Higgins & Galusha re change in certifying accountant(1)
21         List of Jore Corporation's Subsidiaries(1)
23.1       Consent of Deloitte & Touche LLP
27         Financial Data Schedule

------------------------

* Portions of this exhibit have been omitted pursuant to an order of the Commission granting the Company's application respecting confidential treatment thereof.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-78357, as amended

(2) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-94029(3) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-94043

        (b) Reports on Form 8-K.

    Jore Corporation filed no reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             JORE CORPORATION

                                                                               /s/ MATTHEW B. JORE
                                                             -------------------------------------------------------
                                                                                 Matthew B. Jore
                                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: April 6, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       DATE
       ----
                                     /s/ MATTHEW B. JORE
      4/6/00             -------------------------------------------       Chairman, President and Chief Executive Officer
                                       Matthew B. Jore                       (Principal Executive Officer)

                                    /s/ DAVID H. BJORNSON
      4/6/00             -------------------------------------------       Chief Financial Officer and Director
                                      David H. Bjornson                      (Principal Financial and Accounting Officer)

                                     /s/ MICHAEL W. JORE
      4/6/00             -------------------------------------------       Executive Vice President and Director
                                       Michael W. Jore

                                    /s/ THOMAS E. MAHONEY
      4/6/00             -------------------------------------------       Director
                                      Thomas E. Mahoney

                                    /s/ WILLIAM M. STEELE
      4/6/00             -------------------------------------------       Director
                                      William M. Steele

                                  SCHEDULE II

                         INVENTORY VALUATION ALLOWANCE

                      BALANCE AT     CHARGED/(CREDITED)
                     BEGINNING OF       TO ALLOWANCE       COSTS DISPOSED/      BALANCE AT END OF
   YEAR ENDED           PERIOD          AND EXPENSED         WRITTEN OFF             PERIOD
-----------------   --------------   ------------------   ------------------   -------------------
                                          (IN THOUSANDS)
December 31,
1999.............      $435,354           $287,218            $(233,987)            $488,585

December 31,
1998.............      $410,802           $ 24,552            $      --             $435,354

December 31,
1997.............      $ 27,000           $383,802            $      --             $410,802

December 31,
1996.............      $     --           $ 27,000            $      --             $ 27,000