Form 10-Q
period 2000-03-31
JORE CORP
filed 2000-05-15
CIK 1081207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
    (State of Incorporation)             (I.R.S. Employer Identification No.)


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

                                Yes   X  No
                                    ----   -----


As of April 28, 2000, 13,840,887 shares of the Registrant's Common Stock, without par value, were outstanding.

                                JORE CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NUMBER
Part I:   Financial Information..............................................2

Item 1    Financial Statements...............................................2

          Consolidated Balance Sheets........................................2

          Consolidated Statements of Operations for the Three Months
          Ended March 31, 2000 and 1999......................................3

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999......................................4

          Notes to Consolidated Financial Statements.........................5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................6

Item 3    Qualitative And Quantitative Disclosures About Market
          Risk..............................................................10

PART II.  OTHER INFORMATION.................................................10


Item 1    Legal Proceedings.................................................10

Item 2    Changes in Securities and Use of Proceeds.........................11

Item 6    Exhibits and Reports on Form 8-K..................................12

Signatures..................................................................12

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS


                                JORE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,                March 31,
                                                                                     1999                      2000
                                                                   ---------------------------------------------------
                                                                                                           (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                    $      94,283            $     166,898
  Short term investments                                                           7,691,791                4,798,046
  Accounts receivable, net of allowances for doubtful
    accounts of $57,533 and $56,645, respectively                                 19,031,479                7,119,264
  Shareholder notes receivable                                                     1,564,219                1,499,494
  Notes receivable from affiliates                                                    11,799                   54,637
  Inventory                                                                       27,795,284               32,296,295
  Other current assets                                                             2,494,509                3,859,573
                                                                   ---------------------------------------------------
     Total current assets                                                         58,683,364               49,794,207

Property, plant and equipment, net                                                58,560,925               65,141,472
Intangibles & other long-term assets, net                                            663,268                  837,941

                                                                   ---------------------------------------------------
       Total assets                                                            $ 117,907,557            $ 115,773,620
                                                                   ===================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $   9,815,501            $   6,641,429
  Accrued expenses                                                                 3,406,448                2,739,867
  Operating line of credit                                                        25,000,000               19,910,608
  Shareholder note payable                                                            81,495                   57,784
  Other current liabilities                                                          770,981                  622,017
  Current portion of long-term debt                                                3,530,287                4,109,602
                                                                   ---------------------------------------------------
     Total current liabilities                                                    42,604,712               34,081,307

Long-term debt, net of current portion                                            27,779,153               34,068,992
Deferred income tax liabilities                                                    2,769,253                3,289,087
                                                                   ---------------------------------------------------
     Total liabilities                                                            73,153,118               71,439,386

Commitments and contingencies (See Note 10)
Shareholders' equity:
  Preferred stock, no par value
      Authorized, 30,000,000 shares; issued and
      outstanding, 0 shares
  Common stock, no par value
      Authorized, 100,000,000 shares; issued and
      outstanding, 13,840,887 and 13,826,020, respectively                        40,757,891               40,856,877
  Deferred compensation - stock options                                              (16,529)                 (12,746)
  Retained earnings                                                                4,013,077                3,490,103
                                                                   ---------------------------------------------------
     Total shareholders' equity                                                   44,754,439               44,334,234

                                                                   ---------------------------------------------------
       Total liabilities and shareholders' equity                              $ 117,907,557            $ 115,773,620
                                                                   ===================================================

                 See notes to consolidated financial statements.

                                JORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             For the quarter ending March 31,
                                                               --------------------------------------------------
                                                                            1999                         2000
                                                               --------------------------------------------------
Net revenues                                                                $ 9,798,361              $ 7,063,854
Cost of goods sold                                                            6,858,694                4,988,495
                                                               --------------------------------------------------
  Gross profit                                                                2,939,667                2,075,359

Operating expenses:
  Product development                                                           116,801                  110,446
  Sales & marketing                                                             376,652                  482,902
  General & administrative                                                    1,149,883                1,679,159
                                                               --------------------------------------------------
     Total operating expenses                                                 1,643,336                2,272,507
                                                               --------------------------------------------------

Income (loss) from operations                                                 1,296,331                 (197,148)

Other (income) expense:
  Interest expense, net                                                         454,904                  618,820
  Other (income) expense                                                          1,863                  (11,310)
                                                               --------------------------------------------------
     Net other expense                                                          456,767                  607,510

Income (loss) before income taxes                                               839,564                 (804,658)

Provision (benefit) for income taxes                                                                    (281,680)
                                                               --------------------------------------------------
  Net income (loss)                                                           $ 839,564               $ (522,978)
                                                               ==================================================

Net income (loss) per common share:
   Basic                                                                         $ 0.09                  $ (0.04)
   Diluted                                                                       $ 0.09                  $ (0.04)

Shares used in calculation of income (loss) per share
   Basic                                                                      9,522,642               13,836,432
   Diluted                                                                    9,664,681               14,034,599

Pro forma data (unaudited):
  Net income                                                                  $ 839,564
  Pro forma provision for income taxes                                          332,445
  Pro forma net income                                                        $ 507,119

Pro forma net income per common share (unaudited):
  Basic                                                                          $ 0.05
  Diluted                                                                        $ 0.05

            See notes to consolidated financial statements.

                                JORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the quarter ending March 31,
                                                                    --------------------------------------------------
                                                                                  2000                         1999
                                                                    --------------------------------------------------
Operating activities:
Net income                                                                        $ (522,978)               $ 839,564
Adjustments to reconcile net income to net
      cash used by operating activities:
  Depreciation                                                                       951,278                  393,189
  Amortization                                                                         6,884                   23,155
  Compensation expense - stock options                                                 3,783                      325
  Bad debt expense                                                                    14,338                        -
  Provision for inventory obsolescence                                                35,421                        -
  Amortization of discount on investments                                           (106,255)                       -
  Cash provided (used) by changes in operating assets and liabilities:
    Accounts receivable                                                           11,897,877                7,815,650
    Other receivables                                                                      -                  (13,817)
    Inventory                                                                     (4,536,430)              (3,692,795)
    Prepaid expenses and other current assets                                     (1,365,064)                 442,183
    Deferred income taxes                                                            519,834                        -
    Intangibles and other long-term assets                                          (181,557)                (163,365)
    Accounts payable                                                              (3,174,072)                 178,086
    Accrued expenses                                                                (666,581)               1,634,808
    Other current liabilities                                                              -                  (40,973)
    Income taxes payable                                                             (56,420)                       -
                                                                    --------------------------------------------------
Net cash provided by operating activities                                        $ 2,820,058              $ 7,416,010

Investing activities:
    Advances on notes receivable                                                           -                  (25,885)
    Advances on shareholder notes receivable                                         (36,077)                       -
    Payments on shareholder notes receivable                                         100,802                   77,764
    Advances on notes receivable from affiliates                                     (42,838)                       -
    Payments on notes receivable from affiliates                                           -                   75,747
    Proceeds from investments                                                      3,000,000                        -
       Purchase of property and equipment                                         (7,531,825)              (4,916,903)
                                                                    --------------------------------------------------
Net cash used by investing activities                                           $ (4,509,938)            $ (4,789,277)
                                                                    --------------------------------------------------

Financing activities:
   Proceeds from options exercised                                                    85,406                        -
   Proceeds from long-term debt                                                   11,020,373                1,804,560
   Payments on long-term debt                                                     (4,151,219)                (527,219)
   Proceeds from short-term debt                                                           -                        -
   Payments on short-term debt                                                      (102,675)                       -
   Payments on operating line of credit, net                                      (5,089,390)              (3,916,194)
                                                                    --------------------------------------------------
Net cash provided (used) by financing activities                                 $ 1,762,495             $ (2,638,853)
                                                                    --------------------------------------------------

Net increase (decrease) in cash                                                       72,615                  (12,120)

Cash and cash equivalents:
    Beginning of period                                                               94,283                   34,736
                                                                    --------------------------------------------------
    End of period                                                                  $ 166,898                 $ 22,616
                                                                    ==================================================

Supplemental disclosures:
Cash paid:
  Interest paid                                                                  $ 1,635,231                $ 639,225
Noncash financing and investing activities:
  Common stock issued for land                                                   $         -                 $ 82,302

          See notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

            The consolidated balance sheet of Jore Corporation as of March 31, 2000, the related consolidated statements of operations for the three month period ended March, 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring items, that are necessary for a fair presentation of the financial information set forth therein. Interim results are not necessarily indicative of results for a full year.

            The consolidated financial statements and notes are presented as required by the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual financial statements and notes. You should read these interim financial statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

(2)      Significant customers:

            Our sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for the three months ended March 31, 1999 and 2000, and receivables from customers who individually accounted for 10% of total receivables at March 31, are as follows:

                                     Three months ended       Three months ended
                                     March 31, 1999           March 31, 2000
                                     --------------           --------------
Sales to:
            Customer A                      45.5%                   47.6%
            Customer B                      29.2                    21.2
            Customer C                      14.4                    22.6
All other customers                         10.9                     8.6
                                     ------------------------------------
                                           100.0%                  100.0%
                                     ====================================

Receivables from:
            Customer A                      58.2%                   50.2%
            Customer B                      28.1                    25.5
            Customer C                       8.9                    15.9
All other customers                          4.8                     8.4
                                     ------------------------------------
                                           100.0%                  100.0%
                                     ====================================

(3)      Balance Sheet Components

                                     December 31,            March 31,
                                         1999                   2000
                                     ------------------------------------
Inventory
  Component parts/raw materials      $13,135,170             $15,344,611
  Work in progress*                   11,880,461              10,417,613
  Finished goods                       3,268,238               6,770,859
  Provision for obsolescence            (488,585)               (236,788)
                                    -------------------------------------

  Totals                             $27,795,284             $32,296,295
                                    ====================================

*Work-in progress is composed primarily of finished sub-assemblies, which includes hex-shank drill bits, hex-shank masonry bits, completed but unlabeled screw guides and other component parts.

(4)      Subsequent Events

         In May 2000, we received a written commitment from First Security Bank for the revision of our working capital line through participation by another lender to increase the maximum borrowing limit to $35.0 million. Limits on the line advances linked to inventory and accounts receivable levels will continue to be 65% of eligible inventory and 85% of eligible accounts receivable, and the interest rate terms will also be maintained. Under the commitment, the interest rate will decline upon the achievement of certain declines in the ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The term of the line will be for two years. Outstanding advances on the line as of May 13, 2000 were $20.0 million. The line will continue to be secured with receivables, inventory, equipment, patents, and general intangibles. Final implementation of the modifications is subject to usual and customary conditions, including mutual execution of amendment documentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our Unaudited Consolidated Financial Statements and Notes thereto included at
Item 1 of this quarterly report. Certain statements contained in this report, including, without limitation, projections of revenues, income, expenses, and loss, plans for product development, future operations, and financing needs or plans, as well as statements containing words like "believe," "anticipate," "estimate," "intend," "seek," "expect," and other similar expressions, constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. You should not rely on these forward-looking statements, which reflect our opinion as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such material differences include but are not limited to risks described in Item 1, "Business-Risk Factors" in our annual report on Form 10-K/A for the fiscal year ended December 31, 1999.

                                    OVERVIEW

           Jore Corporation was founded to develop and produce innovative power tool accessories to meet the increasing demand resulting from the growth in the cordless power tool market. Our revenues have grown through the addition of new customers, increased sales to established customers and expanded product offerings. We began our business selling a limited number of drilling and driving accessories to independent local and regional hardware stores and building supply centers. In 1990, Makita became our first national customer and we devoted significant resources to servicing its demand for our products.

By 1996, we had expanded our product portfolio to include our reversible drill and drivers and contractor versions of our products. We also began to diversify our customer base by selling products to Black & Decker/DeWalt, as well as to retail customers. In 1997 and 1998, we continued to expand our customer base by selling to Sears, Home Depot, Canadian Tire and Tru*Serv and further expanded our product line by introducing our quick change system and new drilling and driving accessories such as wood boring and masonry bits. In 1999, we increased our revenues and margins by pursuing direct relationships with major retailers through sales of private label and STANLEY-REGISTERED TRADEMARK- branded products, increasing sales to existing customers, and augmenting our existing product portfolio.

         Net revenues are recognized at the time of shipment and sales terms are typically net 60 or 90 days. Historically, we have experienced negligible bad debt and do not expect bad debt to be material in the future.

         Cost of goods sold consists primarily of raw materials, labor, shipping, depreciation, and other direct and indirect manufacturing expenses associated with the production and packaging of products.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         NET REVENUES. Net revenues decreased from $9.8 million for the three months ended March 31, 1999 to $7.1 million for the three months ended March 31, 2000, representing a 27.9% decrease. This was due primarily to a delay in timing from 1999 to 2000 of a significant promotional effort by one of our principal customers and the continuing transition from our OEM customers to the direct-to-retail channel. While sales to our OEM customers remained relatively flat during the first quarter of 2000, sales to retailers under their private labels slowed. Sales under the Stanley-Registered Trademark- brand are not comparable on a quarterly basis, as we obtained the license during the second quarter of 1999.

         COST OF GOODS SOLD. Cost of goods sold decreased from $6.9 million for the three months ended March 31, 1999 to $5.0 million for the three months ended March 31, 2000, representing a 27.3% decrease. The decrease relates primarily to the reduction in sales. Cost of goods sold as a percentage of revenues increased slightly from 70.0% for the three months ended March 31, 1999 to 70.6% for the three months ended March 31, 2000. A number of issues impacted our gross margin in the first quarter. In the first quarter of 2000, a substantial portion of our revenue was with our OEM customers, which resulted in lower margins. Another issue which impacted our gross margin was our vertical integration. As we have become more vertically integrated, our fixed costs have increased, which depress our margins in times of lower sales. Lastly, a majority of our sales were comprised of higher cost, purchased inventory items.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses decreased from $117,000 for the three months ended March 31, 1999 to $110,000 for the three months ended March 31, 2000, representing a 5.4% decrease. In addition to the labor expensed for the three months ended March 31, 1999 and for the three months ended March 31, 2000, we capitalized $262,000 and $477,000, respectively, of labor related to equipment constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and depreciated over the life of the equipment. The increase in capitalized costs is related to an increase in engineers who are focused on automation of our processes in our assembly and packaging areas.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $377,000 for the three months ended March 31, 1999 to $483,000 for the three months ended March 31, 2000, representing a 28.2% increase. Advertising and promotion expenses increased by $122,000 during the first quarter of 2000 as compared to the first quarter of 1999, due to increased retail advertising as we continue to focus efforts on the penetration of our direct-to-retail channels under both private labels and the Stanley-Registered Trademark- brand.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $1.1 million for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000, representing a 46.0% increase. The increase was a result of the expansion of our management team and infrastructure to accommodate future growth. We increased our general and administrative staff, which includes executive, managerial and administrative personnel, from 61 at March 31, 1999 to 107 at March 31, 2000. Professional fees, insurance costs, and other equity related costs related to being a public company also increased.

         OTHER EXPENSE. Other expense increased from $457,000 for the three months ended March 31, 1999 to $608,000 for the three months ended March 31, 2000, representing a 33.0% increase. This increase was the result of greater borrowings and a corresponding increase in interest expense.

         NET INCOME / LOSS. As a result of all these factors, we experienced a loss of $523,000 for the three months ended March 31, 2000, compared with pro forma net income of $507,000 for the three months ended March 31, 1999. Because we were an S corporation not subject to income taxes in the first quarter of 1999, there was no provision for income taxes. For comparison purposes, we have calculated and presented a pro forma provision for income taxes totalling

$332,000 for the first quarter of 1999, computed as if we had been a C corporation subject to income taxes for such period.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded operations with short-term lines of credit and term loans for equipment purchases, and, to a lesser extent, net income from operations. Our initial public offering of common stock in September 1999 yielded net proceeds to us of $38.6 million, including the exercise of the underwriters' over-allotment option. These proceeds were used to repay debt, distribute the accumulated but undistributed S corporation earnings of the Company, and provide for capital expenditures. Cash, cash equivalents and short-term investments were $5.0 million as of March 31, 2000, compared to $7.8 million as of December 31, 1999.

         Operations provided net cash of $2.8 million for the three months ended March 31, 2000. The net cash provided consisted primarily of a decrease in accounts receivable which was offset by increased inventory, decreased accounts payable and other current assets.

         Net cash used by investing activities for the three months ended March 31, 2000, was $4.5 million. Cash used in investing activities consisted primarily of property and equipment purchases, which was offset by the sale of investments.

         Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2000. Cash provided from financing activities was primarily from term debt which was offset by a pay down of our line of credit.

         We have a revolving line of credit with First Security Bank, N.A., with a maximum borrowing limit of $25.0 million. Advances on the line are limited to 85% of eligible accounts receivable and 65% of eligible inventory. Trade accounts receivable and inventory are assigned as collateral. Interest on the revolving credit line is at the prime rate plus one-half percent or, at our option, LIBOR plus 2.5%, currently at 8.60%. The term of the agreement is through August 2001. This line is secured by receivables, inventory, equipment and general intangibles. At March 31, 2000, we had outstanding advances of $19.9 million on this line.

         In January 2000, we borrowed $8.6 million from Mountain West Bank, N.A. The loan is collateralized by real estate and buildings owned by us and is personally guaranteed by Matthew B. Jore, our principal shareholder and our Chief Executive Officer. The terms include a 20-year amortization, monthly payment of $77,734, with interest at the Wall Street Journal Prime Rate plus
 .5%, adjusted every five years. This loan refinanced short-term debt of $2.5 million from the same lender.

         Total capital expenditures, net of dispositions, were $7.5 million in the three months ended March 31, 2000 compared to $4.9 million for the three months ended March 31, 1999 and $40.9 million for the year ended December 31, 1999. Ninety percent of the expenditures in the first quarter of 2000 have been related to the acquisition of manufacturing equipment to increase production capacity. In order to maintain an exclusive relationship with the manufacturer of some of our equipment, we must continue to purchase approximately $5.6 million of such equipment per year until May 2004, and we currently plan to invest an additional $17.0 million (approximate) in manufacturing equipment during the balance of 2000.

         We believe that our cash, cash equivalents and short-term investments at March 31, 2000, will be sufficient to meet the cash requirements of our current business plan for the next twelve months. Depending on our rate of growth and expansion of our business beyond our current business plan, however, we may require additional equity or debt financing to meet future working capital needs. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Substantially all of our cash equivalents and marketable securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and marketable securities mature within one year. As a result, we believe that the market risk arising from our holding of these financial instruments is minimal. In addition, all of our accounts receivable and accounts payable are denominated in U.S. dollars, our current customers pay in U.S. dollars and we pay our vendors in U.S. dollars, and, consequently, our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not currently engage in hedging transactions.

         The Company has exposure to interest rate risk from its short-term and long-term debt. The Company's long-term debt is both fixed rate and variable rate. The Company had $23.0 million of long-term debt with fixed rates at March 31, 2000. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis points increase in interest rates and amounts to $953,000 as of March 31, 2000.

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

         In May 2000, we entered into litigation with International Tool Machines of Florida, Inc. ("ITM"), the manufacturer and supplier of our proprietary drill bit manufacturing machinery, which litigation was commenced because we believe that ITM intends to sell and make available these machines and the related technology to third parties in violation of our exclusive dealing and nondisclosure agreements with ITM. We seek to prevent ITM from selling these or similar machines to others, including our competitors, in violation of existing agreements with ITM.

         ITM stipulated in this case, which is filed in United States Federal District Court, not to disclose or transfer proprietary information until expedited discovery is had. Both parties are moving towards a prompt resolution of the matter, including expedited discovery and hearings on motions for injunctions. However, no assurances can be made that the case will be resolved short of trial.

         If ITM is permitted to sell our proprietary drill bit manufacturing equipment to third parties, including our competitors, we would lose our exclusive right to these technologically advanced drill bit manufacturing machines. As a result, the comparative advantages that we enjoy over our competitors in our drill bit manufacturing process could be lost, and our competitors would be able to achieve significant cost savings and quality improvements in producing drill bits. An outcome unfavorable to us in this matter could have a material adverse effect on our competitive position in the drill bit market.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


     USE OF PROCEEDS FROM REGISTERED SECURITIES. As of March 31, 2000, we had used the net proceeds of our initial public offering as follows:


                                                                   (In Millions)
Net Proceeds from Sale of 4,300,000 shares                             $38.6

USE OF PROCEEDS

         Repayment of Indebtedness                                     $12.9
         S corporation Dividend and shareholder advances                 4.0
         Capital expenditures and working capital                       16.9
         Investments In marketable securities                            4.8
                                                                       -----

                  Total                                                $38.6
                                                                       =====

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Form 10-Q:

            Exhibit 10.1 Jore Corporation 1999 Employee Stock Purchase Plan, as Amended
            Exhibit 27            Financial Data Schedule

(b)   Reports on Form 8-K
                  Jore Corporation filed no reports on Form 8-K during the quarter ended March 31, 2000.


Items 3, 4 and 5 of Part II have been omitted from this Report as not applicable.



- ----------------------------------------------------------------------
SIGNATURES
- ----------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JORE CORPORATION


                                /s/ Monte W. Giese
                                ----------------------------------
                                By:  Monte W. Giese
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer and Duly
                                Authorized Officer)

Date: May 15, 2000