Form 10-Q
period 2000-06-30
JORE CORP
filed 2000-08-14
CIK 1081207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number: 000-26889

                                JORE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

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

                              Yes   X    No
                                  -----     -----


As of July 5, 2000, 13,862,537 shares of the Registrant's Common Stock, without par value, were outstanding.

                                JORE CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                    PAGE NUMBER
Part I:   Financial Information...............................................3

Item 1    Financial Statements................................................3

          Consolidated Balance Sheets as of December 31, 1999
          and June 30, 2000...................................................3

          Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 2000 and 1999.............................4

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999.............................5

          Notes to Consolidated Financial Statements..........................6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................7



PART II.  OTHER INFORMATION..................................................13

Item 1    Legal Proceedings..................................................13

Item 2    Changes in Securities and Use of Proceeds..........................13

Item 4    Submission of Matters to a Vote of Security Holders ...............14

Item 5    Other Information..................................................14

Item 6    Exhibits and Reports on Form 8-K...................................15

Signatures...................................................................15


                         PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                JORE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,      June 30,
                                                                          1999             2000
                                                                    --------------------------------
                                                                                        (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $       94,283    $      607,656
  Short term investments                                                 7,691,791         1,040,590
  Accounts receivable, net of allowances for doubtful accounts
     of $57,533 and $74,129, respectively                                19,031,479         7,346,238
  Shareholder notes receivable                                           1,564,219         1,500,906
  Notes receivable from affiliates                                          11,799            56,637
  Inventory                                                             27,795,284        33,030,863
  Other current assets                                                   2,494,509         4,354,611
                                                                    --------------------------------
     Total current assets                                               58,683,364        47,937,501

Property, plant and equipment, net                                      58,560,925        69,131,913
Intangibles & other long-term assets, net                                  663,268           756,704

                                                                    --------------------------------
       Total assets                                                 $  117,907,557    $  117,826,118
                                                                    ================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    9,815,501    $    3,124,116
  Accrued expenses                                                       3,406,448         2,870,057
  Operating line of credit                                              25,000,000        24,772,061
  Shareholder note payable                                                  81,495            33,655
  Other current liabilities                                                770,981           642,003
  Current portion of long-term debt                                      3,530,287         4,294,925
                                                                    --------------------------------
     Total current liabilities                                          42,604,712        35,736,817

Long-term debt, net of current portion                                  27,779,153        35,189,267
Deferred income tax liabilities                                          2,769,253         3,808,920
                                                                    --------------------------------
     Total liabilities                                                  73,153,118        74,735,004

Shareholders' equity:
  Preferred stock, no par value
      Authorized, 30,000,000 shares; issued and
      outstanding, 0 shares
  Common stock, no par value
      Authorized, 100,000,000 shares; issued and
      outstanding, 13,826,020 and 13,862,537, respectively              40,757,891        40,973,802
  Deferred compensation - stock options                                    (16,529)          (11,147)
  Retained earnings                                                      4,013,077         2,128,459
                                                                    --------------------------------
     Total shareholders' equity                                         44,754,439        43,091,114

                                                                    --------------------------------
       Total liabilities and shareholders' equity                   $  117,907,557    $  117,826,118
                                                                    ================================

                 See notes to consolidated financial statements.

                                JORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Three Months Ended June 30,     Six Months Ended June 30,
                                                                   1999           2000            1999           2000
                                                               ----------------------------------------------------------
Net revenues                                                   $  8,258,824   $  9,017,533    $ 18,057,185   $ 16,081,387
Cost of goods sold                                                5,885,827      6,247,150      12,744,521     11,235,646
Writedown of inventory                                                 --          839,054            --          839,054
                                                               ----------------------------------------------------------
   Gross profit                                                   2,372,997      1,931,329       5,312,664      4,006,687

Operating expenses:
   Product development                                              108,466        338,562         225,267        449,008
   Sales & marketing                                                382,171      1,162,833         758,823      1,645,735
   General & administrative                                       1,167,152      1,558,262       2,317,035      3,237,421
                                                               ----------------------------------------------------------
      Total operating expenses                                    1,657,789      3,059,657       3,301,125      5,332,164
                                                               ----------------------------------------------------------

Income (loss) from operations                                       715,208     (1,128,328)      2,011,539     (1,325,477)

Other (income) expense:
   Interest expense, net                                            592,602        879,771       1,047,506      1,498,591
   Other (income) expense                                             5,546         67,944           7,408         56,633
                                                               ----------------------------------------------------------
      Net other expense                                             598,148        947,715       1,054,914      1,555,224

Income (loss) before income taxes                                   117,060     (2,076,043)        956,625     (2,880,701)

Provision (benefit) for income taxes                                   --          714,396            --          996,076
                                                               ----------------------------------------------------------
             Net income (loss)                                 $    117,060   $ (1,361,647)   $    956,625   $ (1,884,625)
                                                               ==========================================================

Net income (loss) per common share:
   Basic                                                       $       0.01   $      (0.10)   $       0.10   $      (0.14)
   Diluted                                                     $       0.01   $      (0.10)   $       0.10   $      (0.13)

Shares used in calculation of income (loss) per share
   Basic                                                          9,522,800     13,844,694       9,522,800     13,840,563
   Diluted                                                        9,717,746     13,936,440       9,716,664     14,037,751

Pro forma data (unaudited):
   Net income                                                  $    117,060                   $    956,625
   Pro forma provision for income taxes                              33,684                        366,129
                                                               ------------                   ------------
   Pro forma net income                                        $     83,376                   $    590,496
                                                               ============                   ============
Pro forma net income per common share (unaudited):
   Basic                                                       $       0.01                   $       0.06
   Diluted                                                     $       0.01                   $       0.06

                 See notes to consolidated financial statements.

                                JORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For the Six Months ended June 30,
                                                          2000            1999
                                                    ---------------------------------
Operating activities:
Net income                                            $ (1,884,625)   $    956,625
Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
  Depreciation                                           2,204,770         857,876
  Amortization                                              20,250          23,155
  Compensation expense - stock options                       5,382             325
  Bad debt expense                                          33,727            --
  Provision for inventory obsolescence                      80,905            --
  Writedown of inventory                                   839,054            --
  Loss on disposal of fixed assets                           8,022            --
  Amortization of discount on investments                  415,201            --
  Cash provided (used) by changes in operating
          assets and liabilities:
    Accounts receivable                                 11,651,514       7,734,801
    Other receivables                                         --           (27,182)
    Inventory                                           (6,155,536)     (5,244,119)
    Prepaid expenses and other current assets           (1,860,102)        244,774
    Deferred income taxes                                1,039,667            --
    Intangibles and other long-term assets                (113,686)     (1,526,597)
    Accounts payable                                    (5,911,500)       (748,991)
    Accrued expenses                                    (1,316,276)      3,056,453
    Other current liabilities                                 --            74,536
    Income taxes payable                                   (70,000)           --
                                                    ---------------------------------
Net cash provided (used) by operating activities        (1,013,233)      5,401,656
                                                    ---------------------------------
Investing activities:
  Advances on notes receivable                                --           (34,697)
  Advances on shareholder notes receivable                 (72,769)           --
  Payments on shareholder notes receivable                 136,082            --
  Advances on notes receivable from affiliates             (44,838)           --
  Proceeds from investments                              6,236,000            --
  Proceeds from sale of fixed assets                        15,910            --
  Purchase of property and equipment                   (12,799,690)    (12,686,962)
                                                    ---------------------------------
Net cash used by investing activities                   (6,529,305)    (12,721,659)
                                                    ---------------------------------
Financing activities:
  Proceeds from options exercised                          116,996            --
  Proceeds from ESPP                                        98,915            --
  Shareholder distributions                                   --            (7,300)
  Proceeds from long-term debt                          13,168,974       5,062,149
  Payments on long-term debt                            (4,994,217)     (1,037,942)
  Proceeds from short-term debt                              4,909       6,560,930
  Payments on short-term debt                             (111,727)           --
  Payments on operating line of credit, net               (227,939)     (3,245,642)
                                                    ---------------------------------
Net cash provided by financing activities                8,055,911       7,332,195
                                                    ---------------------------------
Net increase in cash                                       513,373          12,192

Cash and cash equivalents:
  Beginning of period                                       94,283          34,736
                                                    ---------------------------------
  End of period                                       $    607,656    $     46,928
                                                    =================================
Supplemental disclosures:
Cash paid:
  Interest paid                                       $  2,385,403    $  1,047,505
Noncash financing and investing activities:
  Common stock issued for land                        $       --      $     82,302
  Warrants issued with debt                           $       --      $    174,360

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)        Basis of Presentation

           The consolidated balance sheet of Jore Corporation as of June 30, 2000, the related consolidated statements of operations for the three and six month periods ended June, 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring items, that are necessary for a fair presentation of the financial information. Interim results are not necessarily indicative of results for a full year.

           The consolidated financial statements and notes are presented as required by the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual financial statements and notes. You should read these interim financial statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)        Significant customers:

           Our sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for the six months ended June 30, 1999 and 2000, and receivables from customers who individually accounted for 10% of total receivables at June 30, are as follows:

                                   Six months ended     Six months ended
                                    June 30, 1999        June 30, 2000
                                   ----------------     ----------------
Sales to:
      Customer A                        39.7%                  52.9%
      Customer B                        34.6                   14.8
      Customer C                        10.7                   15.2
All other customers                     15.0                   17.1
                                       ----------------------------
                                       100.0%                 100.0%
                                       ============================



Receivables from:
      Customer A                        43.3%                  47.3%
      Customer B                        32.8                   24.9
      Customer C                         5.8                   18.9
All other customers                     18.1                    8.9
                                       ----------------------------
                                       100.0%                 100.0%
                                       ============================

(3)        Balance Sheet Components

                                                December 31,            June 30,
                                                   1999                   2000
                                                --------------------------------
Inventory
      Component parts/raw materials             $13,135,170          $11,909,291
      Work in progress*                          11,880,461           17,682,087
      Finished goods                              3,268,238            3,984,031
      Provision for obsolescence                   (488,585)            (544,546)
                                                --------------------------------
      Totals                                    $27,795,284          $33,030,863
                                                ================================

*Work-in progress is composed primarily of finished sub-assemblies, which includes hex-shank drill bits, hex-shank masonry bits, completed but unlabeled screw guides and other component parts.

(4)        Subsequent Events

           On July 25, 2000, we restructured our loan facility with First Security Bank to increase our working capital line through participation by another lender, increasing the maximum borrowing limit to $35.0 million. Limits on the line advances linked to inventory and accounts receivable levels continue to be 65% of eligible inventory and 85% of eligible accounts receivable, and the interest rate terms will be determined monthly based on certain ratios involving funded debt and EBITDA (earnings before interest, taxes, depreciation and amortization).

           The term of the line is for two years. Outstanding advances on the line as of June 30, 2000, were $24.8 million, leaving $10.2 million available on the increased facility. The line continues to be secured with receivables, inventory, equipment, patents, and general intangibles.

           The participation of another lender in the line also allowed First Security Leasing Company to commit to a $5 million equipment leasing line. These funds will be used for equipment acquisitions in the third quarter. There are no advances on this line of credit as of June 30, 2000. Terms of the line of credit are seven-year payment terms with a margin of 2.60% over like term treasuries. Collateral will be specific filings on the equipment acquisitions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           You should read the following discussion in conjunction with our unaudited Consolidated Financial Statements and Notes thereto included at Item 1 of this quarterly report. Certain statements contained in this report, including, without limitation, projections of revenues, income, expenses, and loss, plans for product development, future operations, and financing needs or plans, as well as statements containing words like "believe," "anticipate," "estimate," "intend," "seek," "expect," and other similar expressions, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. You should not rely on these forward-looking statements, which reflect our opinion as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such material differences include but are not limited to risks described in

Item 1, "Business--Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

           NET REVENUES. Net revenues decreased from $18.1 million for the six months ended June 30, 1999 to $16.1 million for the six months ended June 30, 2000, representing a 10.9% decrease. This was due primarily to the continuing transition of our sales efforts from our OEM customers to the direct-to-retail channel. The direct-to-retail channel includes sales of the retailers' in-house private label brands, as well as sales of our Stanley-REGISTERED TRADEMARK- branded product. While net revenues for the first six months of 2000 were less than those for the comparable period in 1999, direct-to-retail sales increased by 13.1% in the first six months of 2000 from the first six months of 1999. Direct-to-retail sales represented approximately 69.4% of total sales in the first six months of 2000, versus 54.7% in the first six months of 1999.

           COST OF GOODS SOLD. Excluding a writedown of inventory in the second quarter of 2000, cost of goods sold decreased from $12.7 million for the six months ended June 30, 1999 to $11.2 million for the six months ended June 30, 2000, representing a 11.8% decrease. Cost of goods sold as a percentage of revenues decreased from 70.6% for the six months ended June 30, 1999 to 69.9% for the six months ended June 30, 2000. This improvement in gross margin relates primarily to our increase in sales direct to retailers, which generally provide a higher margin than our OEM sales. As a result of our emphasis on direct-to-retail sales, we charged approximately $839,000 for inventory adjustments in the second quarter. This adjustment is related to a writedown of component parts and packaging inventory that was primarily earmarked for sale through the OEM channel. Including this writedown, our cost of goods sold decreased by 5.3%, from $12.7 million for the six months ended June 30, 1999 to $12.1 million for the six months ended June 30, 2000, and our cost of goods sold represented 75.1% versus 70.6% of revenues for the respective periods.

           PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $225,000 for the six months ended June 30, 1999 to $449,000 for the six months ended June 30, 2000, representing a 99.3% increase. This increase represents our continued efforts to build a pipeline of products that will complement, or significantly expand upon, our product system. In addition to the labor expensed for the six months ended June 30, 1999 and for the six months ended June 30, 2000, we capitalized $648,000 and $852,000, respectively, of labor related to equipment constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and are depreciated over the life of the equipment. The increase in capitalized costs is related to an increase in the number of engineers who are focused on automation of our assembly and packaging processes.

           SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $759,000 for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000, representing a 116.8% increase. Advertising and promotion expenses increased by $498,000 during the six months ended June 30, 2000 as compared to the same period in 1999, due to increased retail advertising as we continue to focus efforts on the penetration of our direct-to-retail channels under both private labels and the STANLEY-REGISTERED TRADEMARK- brand. Specifically, these costs relate to increased cooperative promotional efforts with existing customers, line review preparations with a number of major retailers, and an increase in spending in advance of the roll-out of our quick change system with a major retail customer.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $2.3 million for the six months ended June 30, 1999 to $3.2 million for the six months ended June 30, 2000, representing a 39.7% increase. The increase was a result of the expansion of our management team and infrastructure to accommodate future growth. We increased our general and administrative staff, which includes executive, accounting, finance, human resources, janitorial, education, safety and other personnel, from 94 at June 30, 1999 to 106 at June 30, 2000. Professional fees, insurance costs, and other costs related to being a public company also increased.

           OTHER EXPENSE. Other expense increased from $1.1 million for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000, representing a 47.4% increase. This increase was the result of greater borrowings and a corresponding increase in interest expense.

           NET INCOME / LOSS. As a result of all these factors, we experienced a loss of $(1.9) million for the six months ended June 30, 2000, compared with pro forma net income of $590,000 for the six months ended June 30, 1999. Because we were an S corporation not subject to income taxes in the first and second quarters of 1999, there was no provision for income taxes. For comparison purposes, we have calculated and presented a pro forma provision for income taxes totaling $366,000 for the first and second quarters of 1999, computed as if we had been a C corporation subject to income taxes for such period.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

           NET REVENUES. Net revenues increased from $8.3 million for the three months ended June 30, 1999 to $9.0 million for the three months ended June 30, 2000, representing a 9.2% increase. This increase was due primarily to the increase in direct-to-retail sales, including sales under the retailers' in-house private label brands and under our STANLEY-REGISTERED TRADEMARK- brand. This was partially offset by a decrease in sales to our OEM customers. Sales direct to retailers climbed by nearly 65.5% from the three months ended June 30, 1999 to the three months ended June 30, 2000, and represented 79.8% of total sales for the second quarter of 2000, up from 52.7% in the second quarter of 1999.

           COSTS OF GOODS SOLD. Excluding a writedown of inventory in the second quarter of 2000, costs of goods sold increased from $5.9 million for the three months ended June 30, 1999 to $6.2 million for the three months ended June 30, 2000, representing a 6.1% increase. Costs of goods sold as a percentage of revenues decreased from 71.3% for the three months ended June 30, 1999 to 69.3% for the three months ended June 30, 2000. This improvement in gross margin relates primarily to our increase in sales direct to retailers, which generally provides a higher margin than our OEM sales. In the second quarter of 2000, we continued our transition from sales through the OEM channel to sales direct to retailers. The direct-to-retail channel includes sales of the retailers' in-house private label brand, as well as sales of our Stanley-REGISTERED TRADEMARK- branded product. As a result of our emphasis on direct-to-retail sales, we charged approximately $839,000 for inventory adjustments in the second quarter. This adjustment is related to a write-down of component parts and packaging inventory that was primarily earmarked for sale through the OEM channel. Including this write-down, our cost of goods sold increased from $5.9 million for the three months ended June 30, 1999 to $7.1 million for the three months ended June 30, 2000, representing a 20.4% increase, and our cost of goods sold represented 78.6% versus 71.3% of sales for the respective periods.

           PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $108,000 for the three months ended June 30, 1999 to $339,000 for the three months ended June 30, 2000, representing a 212.1% increase. This increase represents the continued efforts of our technology and product development team to build products that are complementary to, or expand upon, our product system. In addition to the labor expensed for the three months ended June 30, 1999 and for the three months ended June 30, 2000, we capitalized $386,000 and $375,000, respectively, of labor related to equipment constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and depreciated over the life of the equipment.

           SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $382,000 for the three months ended June 30, 1999 to $1.2 million for the three months ended June 30, 2000, representing a 204.3% increase. Advertising and promotion expenses increased by $379,000 due to increased retail advertising as we continue to focus efforts on the penetration of our direct-to-retail channels under both private labels and the STANLEY-REGISTERED TRADEMARK- brand. Specifically, these costs relate to increased cooperative promotional efforts with existing customers, line review preparations with a number of major retailers, and an increase in spending in advance of the roll-out of our system with a major retail customer.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $1.2 million for the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000, representing a 33.3% increase. This increase was a result of the expansion of our management team and infrastructure to accommodate future growth. Professional fees, insurance costs and other costs related to being a public company also increased.

           OTHER EXPENSE. Other expense increased from $598,000 for the three months ended June 30, 1999 to $948,000 for the three months ended June 30, 2000, representing a 33.5% increase. This increase was the result of greater borrowings and a corresponding increase in interest expense. Our borrowing increased to support our purchases of equipment to support our continuing vertical integration efforts.

           NET INCOME / LOSS. As a result of all these factors, we experienced a net loss of $(1.4) million for the three months ended June 30, 2000, compared with pro forma net income of $83,000 for the three months ended June 30, 1999. Because we were an S corporation not subject to income taxes in the second quarter of 1999, there was no provision for income taxes. For comparison purposes, we have calculated and presented a pro forma provision for income taxes, totaling $34,000 for the second quarter of 1999, computed as if we had been a C corporation subject to income taxes for such period.

LIQUIDITY AND CAPITAL RESOURCES

           Historically, we have funded operations with short-term lines of credit and term loans for equipment purchases, and, to a lesser extent, net income from operations. Our initial public offering of common stock in September 1999 yielded net proceeds to us of $38.6 million, including the exercise of the underwriters' over-allotment option. These proceeds were used to repay debt, distribute the accumulated but undistributed S corporation earnings of the Company, and provide for capital expenditures. Cash, cash equivalents and short-term investments were $1.6 million as of June 30, 2000, compared to $7.8 million as of December 31, 1999.

           Operations used net cash of $1.0 million for the six months ended June 30, 2000. The net cash used consisted primarily of an increase in inventory and other current assets coupled with a decrease in accounts payable and other current liabilities. This was offset by a decrease in accounts receivable.

           Net cash used by investing activities for the six months ended June 30, 2000, was $6.5 million. Cash used in investing activities consisted primarily of property and equipment purchases, which was offset by the sale of investments.

           Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2000. Cash provided from financing activities was primarily from term debt.

           On July 25, 2000, we restructured our loan facility with First Security Bank to increase our working capital line through participation by another lender, increasing the maximum borrowing limit to $35.0 million. Limits on the line advances linked to inventory and accounts receivable levels continue to be 65% of eligible inventory and 85% of eligible accounts receivable, and the interest rate terms will be determined monthly based on certain ratios involving funded debt and EBITDA (earnings before interest, taxes, depreciation and amortization).

           The term of the line is two years. Outstanding advances on the line as of June 30, 2000, were $24.8 million, leaving $10.2 million available on the increased facility. The line continues to be secured with receivables, inventory, equipment, patents, and general intangibles.

           The participation of another lender in the line also allowed First Security Leasing Company to commit to a $5 million equipment leasing line. These funds will be used for equipment acquisitions in the third quarter. There are no advances on this line of credit as of June 30, 2000. Terms of the line of credit are a seven year payment term with a margin of 2.60% over like term treasuries. Collateral will be specific filings on the equipment acquisitions.

           Total capital expenditures, net of dispositions, were $12.8 million in the six months ended June 30, 2000 compared to $12.7 million for the six months ended June 30, 1999 and $40.9 million for the year ended December 31, 1999. A majority of the expenditures in the first and second quarters of 2000 have been related to the acquisition of manufacturing equipment to increase production capacity. In order to maintain an exclusive relationship with the manufacturer of some of our equipment, we must continue to purchase approximately $5.6 million of such equipment per year until May 2004, and we currently plan to invest an additional approximately $12.0 million in manufacturing equipment during the balance of 2000.

           We believe that our cash, cash equivalents and short-term investments, together with our additional borrowing capacity on our short-term line of credit, at June 30, 2000, will be sufficient to meet the cash requirements of our current business plan for the next twelve months. Depending on our rate of growth and expansion of our business beyond our current business plan, however, we may require additional equity or debt financing to meet future working capital needs. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.

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

           BLACK & DECKER LITIGATION. On July 7, 2000, the Stanley Works and we settled our litigation with Black & Decker. As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, we joined The Stanley Works in certain litigation with Black & Decker involving the use of the colors yellow and black in packaging of our STANLEY-REGISTERED TRADEMARK- branded power tool accessories. Under the terms of the settlement, Black & Decker has agreed to forever refrain from alleging that STANLEY-REGISTERED TRADEMARK- products and packaging currently in use by The Stanley Works and Jore Corporation, and any substantially similar products and packaging, infringe or dilute Black & Decker's trademarks or trade dress. All complaints and counterclaims were dismissed without prejudice.

           ITM LITIGATION. On June 9, 2000, we settled litigation with International Tool Machines of Florida, Inc. ("ITM"), the manufacturer and supplier of our proprietary drill bit manufacturing machinery. We commenced this litigation in May 2000, because we believed that ITM intended to sell and make available these machines and the related technology to third parties in violation of our exclusive dealing and nondisclosure agreements with ITM. Pursuant to the settlement ITM will continue to make its proprietary drill bit manufacturing equipment available to Jore on an exclusive basis in accordance with its agreement with Jore Corporation. All complaints and counterclaims were dismissed without prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           USE OF PROCEEDS FROM REGISTERED SECURITIES. As of June 30, 2000, we had used the net proceeds of our initial public offering as follows:

                                                              (In millions)



       Repayment of indebtedness                                  $12.9
       S corporation dividend and shareholder advances              4.0
       Capital expenditures and working capital                    20.7
       Investments in marketable securities                         1.0
                                                                  -----

                 Total                                            $38.6
                                                                  =====

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The 2000 Annual Meeting of Shareholders was held on May 17, 2000. A total of 13,279,024 of the 13,840,887 shares entitled to cast votes at the meeting were present in person or by proxy. At the meeting, the shareholders:

           (a)       Elected the following Directors:

                                         Number of Shares       Number of Shares
                                         VOTED FOR              AUTHORITY WITHHELD
                                         -----------------------------------------
           Matthew B. Jore               11,732,425             1,546,599
           Michael W. Jore               13,255,424                23,600
           David H. Bjornson             13,256,774                22,250
           Thomas E. Mahoney             13,256,974                22,050
           R. Bruce Romfo                13,256,874                22,150
           William M. Steele             13,256,674                22,350
           A. Blaine Huntsman            13,256,974                22,050
           James P. Mathias              13,256,974                22,050

           (b) Approved the 1999 Employee Stock Purchase Plan by an affirmative vote of 11,161,255; votes opposed to approval were 557,525; abstentions were 8,623; and broker non-votes were 1,551,621.

           (c) Approved an amendment to the Amended and Restated 1997 Stock Plan to provide for a reservation of an additional 1,100,000 shares. The approval was by an affirmative vote of 10,249,928; votes opposed to approval were 1,463,117; abstentions were 14,358; and broker non-votes were 1,551,621.

           (d) Ratified the selection of Deloitte & Touche, LLP as independent accountants for the Corporation for the fiscal year 2000 by an affirmative vote of 12,858,482; votes opposed to approval were 4,450; and abstentions were 416,092.

           No other matters were submitted to a vote of the shareholders at the meeting.

ITEM 5.   OTHER INFORMATION

          James K. Loebbecke was appointed to replace R. Bruce Romfo as a director of the Jore Corporation effective July 1, 2000. Mr. Loebbecke was also appointed to the Audit Committee of the Board. Mr. Loebbecke is emeritus professor of accounting at the David Eccles School of Business at the University of Utah. He is a certified public accountant and for a number of years was a national partner in Touche Ross & Co., an international accounting and consulting firm. He was also co-founder of Norman/Loebbecke Associates, a financial and litigation consulting firm in Salt Lake City, Utah. Mr. Loebbecke is widely published in the field of accounting and auditing and has extensive experience in various financial aspects of business. He currently serves as a director and chair of the audit committee of Wright Express Financial Services Corporation, a subsidiary of Avis Corporation, and as a director and member of the audit committee of Steiner Corporation, both of which companies are based in Salt Lake City.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following exhibits are filed as part of this Form 10-Q:

           10.1 Business Loan Agreement, dated December 31, 1999, between Jore Corporation and Mountain West Bank, N.A.
           10.2 Credit Agreement dated July 25, 2000, between Jore Corporation, First Security Bank, N.A. and Harris Trust and Savings Bank
           10.3 Second Amendment to Rider to Master Loan and Security Agreement No. 3624 dated September 30, 1998 between Jore Corporation and Wentworth Capital, a Division of Charter Financial, Inc.
           27.   Financial Data Schedule

(b)        Reports on Form 8-K

                 Jore Corporation filed no reports on Form 8-K during the quarter ended June 30, 2000.

Item 3 of Part II has been omitted from this Report as not applicable.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JORE CORPORATION

                                             /s/ Monte W. Giese
                                             ---------------------------
                                             By:  Monte W. Giese
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer and Duly
                                             Authorized Officer)

Date: August __ 2000