Form 10-Q
period 2000-09-30
JORE CORP
filed 2000-11-14
CIK 1081207

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-26889

JORE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Montana (State of Incorporation)	81-0465233 (I.R.S. Employer Identification No.)
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

Yes   X      No

    As of October 10, 2000, 13,870,562 shares of the Registrant's Common Stock, without par value, were outstanding.

JORE CORPORATION
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

JORE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 1999	September 30, 2000
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,283	$504,460
Short term investments	7,691,791	53,610
Accounts receivable, net of allowances for doubtful accounts of $57,533 and $68,362 respectively	19,031,479	14,386,532
Shareholder notes receivable	1,564,219	1,152,897
Notes receivable from affiliates	11,799	52,929
Inventory	27,795,284	35,327,701
Other current assets	2,494,509	6,046,709

Total current assets	58,683,364	57,524,838
Property, plant and equipment, net	58,560,925	76,798,082
Intangibles & other long-term assets, net	663,268	918,292

Total assets	$117,907,557	$135,241,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,815,501	$8,154,097
Accrued expenses	3,406,448	5,547,916
Operating line of credit	25,000,000	30,482,282
Shareholder note payable	81,495	9,101
Other current liabilities	770,981	340,858
Current portion of long-term debt	3,530,287	4,832,458

Total current liabilities	42,604,712	49,366,712
Long-term debt, net of current portion	27,779,153	37,990,500
Deferred income tax liabilities	2,769,253	4,856,040

Total liabilities	73,153,118	92,213,252
Shareholders' equity:
Preferred stock, no par value Authorized, 30,000,000 shares; issued and outstanding, 0 shares
Common stock, no par value Authorized, 100,000,000 shares; issued and outstanding, 13,826,020 and 13,870,562, respectively	40,757,891	41,019,306
Deferred compensation—stock options	(16,529)	(9,528)
Retained earnings	4,013,077	2,018,182

Total shareholders' equity	44,754,439	43,027,960

Total liabilities and shareholders' equity	$117,907,557	$135,241,212

JORE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
Net revenues	$14,378,247	$15,869,733	$32,435,432	$31,951,120
Cost of goods sold	9,281,937	10,862,294	22,026,458	22,097,939
Write-off of inventory				839,054

Gross profit	5,096,310	5,007,439	10,408,974	9,014,127
Operating expenses:
Product development	267,688	397,163	492,955	846,171
Sales & marketing	821,839	1,574,934	1,580,662	3,220,669
General & administrative	1,618,305	1,627,771	3,935,340	4,865,193

Total operating expenses	2,707,832	3,599,868	6,008,957	8,932,033

Income from operations	2,388,478	1,407,571	4,400,017	82,094
Other (income) expense:
Interest expense, net	1,087,917	1,079,230	2,135,422	2,577,821
Other (income) expense	(18,646)	(25,955)	(11,236)	30,678

Net other (income) expense	1,069,271	1,053,275	2,124,186	2,608,499
Income (loss) before income taxes/extraordinary item	1,319,207	354,296	2,275,831	(2,526,405)
Extraordinary item
Loss related to early retirement of debt, net of taxes	1,017,026	—	1,010,319	—

Income before taxes	302,181	354,296	1,265,512	(2,526,405)
Provision for (benefit of) income taxes	25,239	101,301	31,947	(894,775)

Net income (loss)	$276,942	$252,995	$1,233,565	$(1,631,630)

Net income (loss) per common share
Basic	$0.03	$0.02	$0.13	$(0.12)
Diluted	$0.03	$0.02	$0.13	$(0.12)
Shares used in calculation of income (loss) per share
Basic	9,844,539	13,867,267	9,631,173	13,849,450
Diluted	10,130,204	13,932,085	9,817,036	13,971,934
Pro forma data (unaudited):
Net income	$302,181		$1,265,512
Pro forma provision for income taxes	120,562		493,400

Pro forma net income	$181,619		$772,112

Pro forma net income per common share (unaudited):
Basic	$0.02		$0.08
Diluted	$0.02		$0.08

JORE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended September 30,
	2000	1999
Operating activities:
Net income (loss)	$(1,631,630)	$1,233,565
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	3,427,281	1,651,833
Amortization	34,366	216,120
Compensation expense—stock options	7,001	975
Bad debt expense	65,090	15,845
Provision for inventory obsolescence	101,630	—
Write-off of inventory	839,054	—
(Gain) or loss on disposal of fixed assets	(2,703)	(13,359)
Amortization of discount on investments	(125,683)	—
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,579,856	1,800,869
Other receivables	—	(34,346)
Inventory	(8,473,099)	(13,965,483)
Prepaid expenses and other current assets	(3,671,223)	127,880
Deferred income taxes	2,086,787	12,144
Intangibles and other long-term assets	(289,389)	(907,234)
Accounts payable	(1,661,404)	8,180,156
Accrued expenses	2,141,469	5,196,212
Income taxes payable	287,749	9,742

Net cash provided (used) by operating activities	(2,284,848)	3,524,919

Investing activities:
Advances on notes receivable	—	(1,412,847)
Advances on shareholder notes receivable	(88,028)	—
Payments on shareholder notes receivable	136,083	—
Advances on notes receivable from affiliates	(41,130)	—
Purchase of investments	—	(1,500,545)
Proceeds from investments	7,763,864	—
Proceeds from sale of fixed assets	38,864	31,500
Purchase of property and equipment	(21,700,599)	(24,478,600)

Net cash used by investing activities	(13,890,946)	(27,360,492)

Financing activities:
Proceeds from options exercised	112,256	—
Proceeds from IPO	—	33,058,852
Proceeds from ESPP	135,579	—
Shareholder distributions	—	(2,146,141)
Proceeds from long-term debt	17,583,426	11,386,199
Payments on long-term debt	(6,069,907)	(8,536,577)
Proceeds from short-term debt	4,909	14,885,628
Payments on short-term debt	(662,574)	(13,181,344)
Extraordinary item, early retirement of debt, before tax	—	1,020,380
Payments on operating line of credit, net	5,482,282	(2,542,900)

Net cash provided by financing activities	16,585,971	33,944,097

Net increase in cash	410,177	10,108,524
Cash and cash equivalents:
Beginning of period	94,283	34,736

End of period	$504,460	$10,143,260

Supplemental disclosures:
Cash paid:
Interest paid	$4,304,606	$2,135,422
Noncash financing and investing activities:
Common stock issued for land	$—	$82,302
Warrants issued with debt	$—	$311,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)  Basis of Presentation

    The consolidated balance sheet of Jore Corporation as of September 30, 2000, the related consolidated statements of operations for the three and nine month periods ended September, 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring items, that are necessary for a fair presentation of the financial information. Interim results are not necessarily indicative of results for a full year.

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

(2)  Significant customers:

    Our sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for the nine months ended September 30, 1999 and 2000, and receivables from customers who individually accounted for 10% of total receivables at September 30, are as follows:

	Nine months ended September 30, 1999	Nine months ended September 30, 2000
Sales to:
Customer A	46.9%	51.2%
Customer B	26.6	14.2
Customer C	13.2	12.8
Customer D	1.7	12.3
All other customers	11.6	9.5

	100.0%	100.0%

Receivables from:
Customer A	60.3%	48.9%
Customer B	13.1	19.9
Customer C	10.9	15.3
Customer D	0.0	8.5
All other customers	15.7	7.4

	100.0%	100.0%

(3)  Balance Sheet Components

	December 31, 1999	September 30, 2000
Inventory
Component parts/raw materials	$13,135,170	$11,559,845
Work in progress*	11,880,461	19,925,340
Finished goods	3,268,238	4,076,353
Provision for obsolescence	(488,585)	(233,837)

Totals	$27,795,284	$35,327,701

*
Work-in progress is composed primarily of finished sub-assemblies, which includes hex-shank drill bits, hex-shank masonry bits, completed but unlabeled screw guides and other component parts.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion in conjunction with our unaudited Consolidated Financial Statements and Notes thereto included at Item 1 of this quarterly report. Certain statements contained in this report, including, without limitation, projections of revenues, income, expenses, and loss, plans for product development, future operations, and financing needs or plans, as well as statements containing words like "believe," "anticipate," "estimate," "intend," "seek," "expect," and other similar expressions, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. You should not rely on these forward-looking statements, which reflect our opinion as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such material differences include but are not limited to risks described in Item 1, "Business-Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

    Our operating expenses include product development costs, sales and marketing expenses and general and administrative expenses. Product development expenses consist principally of personnel costs and material associated with the development of new products and changes to existing products, which are charged to operations as incurred. Sales and marketing expenses consist primarily of selling commissions paid to Manufacturers' Sales Associates, our sales representative, salaries and employee benefits for internal sales personnel and costs of advertising and promotional activities. General and administrative expenses consist primarily of salaries and employee benefits for executive, managerial and administrative personnel, facility leases, depreciation and amortization of capitalized administrative equipment and building costs and travel and business development costs. Other expense consists primarily of interest expense associated with our borrowings, net of interest income on cash and cash equivalents.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET REVENUES.  Net revenues decreased from $32.4 million for the nine months ended September 30, 1999 to $32.0 million for the nine months ended September 30, 2000, representing a 1.5% decrease. This was due primarily to the continuing transition of our sales efforts from our OEM customers to the direct-to-retail channel. The direct-to-retail channel includes sales of retailers' in-house private label brands, as well as sales of our Stanley branded products. While net revenues for the first nine months of 2000 were less than those for the comparable period in 1999, direct-to-retail sales increased by 18.0% in the first nine months of 2000 from the first nine months of 1999. Direct-to-retail sales represented approximately 72.8% of total sales in the first nine months of 2000, versus 60.8% in the first nine months of 1999.

    COST OF GOODS SOLD.  Cost of goods sold increased from $22.0 million for the nine months ended September 30, 1999 to $22.9 million for the nine months ended September 30, 2000, representing a 4.1% increase. Cost of goods sold as a percentage of net revenues increased from 67.9% for the nine months ended September 30, 1999 to 71.8% for the nine months ended September 30, 2000. As a result of our emphasis on direct-to-retail sales, we charged approximately $839,000 for inventory adjustments in the second quarter. This adjustment is related to a write-down of component parts and packaging inventory that was primarily earmarked for sale through the OEM channel. Excluding this charge, our cost of goods sold as a percentage of net revenues increased from 67.9% for the nine months ended September 30, 1999 to 69.2% for the nine months ended September 30, 2000. This increase is a result of the expenses associated with introducing and producing several new items for the rollout of our Stanley Fast-Change system at The Home Depot, an increasingly competitive environment at retail, and higher than anticipated costs related to our transition to vertically integrated manufacturing.

    PRODUCT DEVELOPMENT EXPENSES.  Product development expenses increased from $493,000 for the nine months ended September 30, 1999 to $846,000 for the nine months ended September 30, 2000, representing a 71.7% increase. This increase reflects our continued efforts to build a pipeline of products that will complement our product system, as well as our efforts to implement technology that will improve our existing processes and materials. In addition to the labor expensed for the nine months ended September 30, 1999 and for the nine months ended September 30, 2000, we capitalized $965,000 and $1,179,000, respectively, of labor related to assets constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and are depreciated over the life of the asset. The increase in capitalized costs is related to an increase in the number of engineers who are focused on automation of our assembly and packaging processes.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses increased from $1.6 million for the nine months ended September 30, 1999 to $3.2 million for the nine months ended September 30, 2000, representing a 103.8% increase. Advertising and promotion expenses increased by $884,000 during the nine months ended September 30, 2000 as compared to the same period in 1999, due to increased retail advertising as we continue to focus efforts on the penetration of our direct-to-retail channels under both private labels and the STANLEY-REGISTERED TRADEMARK- brand. These costs relate to increased cooperative promotional efforts with existing customers and an increase in spending in conjunction with the roll-out of our Fast-Change system at The Home Depot. Specifically, we produced a television commercial demonstrating our Stanley Fast-Change system, which we recently began airing, and spent additional amounts on point of sale and in-store product demonstrations.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased from $3.9 million for the nine months ended September 30, 1999 to $4.9 million for the nine months ended September 30, 2000, representing a 24.4% increase. The increase was a result of the expansion of our management team and infrastructure to accommodate future growth. We increased our general and administrative staff, which includes executive, accounting, finance, human resources, education, safety and other personnel, from 119 at September 30, 1999 to 126 at September 30, 2000. Professional fees, insurance costs, and other costs related to being a public company also increased.

    OTHER EXPENSE.  Other expense increased from $2.1 million for the nine months ended September 30, 1999 to $2.6 million for the nine months ended September 30, 2000, representing a 20.7% increase. This increase was the result of greater borrowings and a corresponding increase in interest expense.

    NET INCOME/LOSS.  As a result of all these factors, we experienced a loss of $1.6 million for the nine months ended September 30, 2000, compared with pro forma net income of $772,112 for the nine months ended September 30, 1999. Because we were an S corporation not subject to income taxes in the first and second quarters and most of the third quarter of 1999, there was very little provision for income taxes. For comparison purposes, we have calculated and presented a pro forma provision for income taxes totaling $493,400 for the first, second and third quarters of 1999, computed as if we had been a C corporation subject to income taxes for such period. In addition, we had a $1.0 million loss for the nine months ended September 30, 1999, net of taxes, related to early retirement of debt.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

    NET REVENUES.  Net revenues increased from $14.4 million for the three months ended September 30, 1999 to $15.9 million for the three months ended September 30, 2000, representing a 10.4% increase. This increase was due primarily to the increase in direct-to-retail sales, including sales under retailers' in-house private label brands and under our STANLEY-REGISTERED TRADEMARK- brand. This was partially offset by a decrease in sales to our OEM customers. Sales direct to retailers increased by approximately 22.9% from the three months ended September 30, 1999 to the three months ended September 30, 2000, and represented 76.1% of total sales for the third quarter of 2000, up from 68.4% in the third quarter of 1999.

    COSTS OF GOODS SOLD.  Costs of goods sold increased from $9.3 million for the three months ended September 30, 1999 to $10.9 million for the three months ended September 30, 2000, representing a 17.0% increase. Costs of goods sold as a percentage of revenues increased from 64.6% for the three months ended September 30, 1999 to 68.4% for the three months ended September 30, 2000.  This increase is a result of the expenses associated with introducing and producing several new items for the rollout of our Stanley Fast-Change system at The Home Depot, an increasingly competitive environment at retail, and higher than anticipated costs related to our transition to vertically integrated manufacturing.

    PRODUCT DEVELOPMENT EXPENSES.  Product development expenses increased from $268,000 for the three months ended September 30, 1999 to $397,000 for the three months ended September 30, 2000, representing a 48.4% increase. This increase represents the continued efforts of our technology and product development team to build products that are complementary to, or expand upon, our product system. In addition, we are actively developing technologies that will enhance the processes through which, and materials from which, our products are made. In addition to the labor expensed for the three months ended September 30, 1999, and for the three months ended September 30, 2000, we capitalized $319,000 and $327,000, respectively, of labor related to assets constructed in-house. These amounts are included in property, plant and equipment on the balance sheet and depreciated over the life of the asset.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses increased from $822,000 for the three months ended September 30, 1999 to $1.6 million for the three months ended

September 30, 2000, representing a 91.6% increase. Advertising and promotion expenses increased by $385,000 due to increased retail advertising as we continue to focus efforts on the penetration of our direct-to-retail channels under both private labels and the STANLEY-REGISTERED TRADEMARK-brand. These costs relate to increased cooperative promotional efforts with existing customers and an increase in spending in conjunction with the roll-out of our Fast-Change system at The Home Depot. Specifically, we produced a television commercial demonstrating our Stanley Fast-Change system, which we recently began airing, and spent additional dollars on point of sale and in-store product demonstrations.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses for the three months ended September 30, 1999 remained unchanged from the three months ended September 30, 2000, at $1.6 million. These costs have remained relatively constant since the quarter ended September 30, 1999, as a result of having in place the administrative cost structure and infrastructure to accommodate the Company's near term growth plans.

    OTHER EXPENSE.  Other expense remained unchanged at $1.1 million for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. This is a result of borrowings remaining relatively constant for both periods.

    NET INCOME/LOSS.  As a result of all these factors, we recognized a net income of $253,000 for the three months ended September 30, 2000, compared with pro forma net income of $182,000 for the three months ended September 30, 1999. Because we were an S corporation not subject to income taxes for most of the third quarter of 1999, there was little provision for income taxes. For comparison purposes, we have calculated and presented a pro forma provision for income taxes, totaling $121,000 for the third quarter of 1999, computed as if we had been a C corporation subject to income taxes for such period. In addition, we had a net loss of $1.0 million for the nine months ended September 30, 1999, net of taxes, related to the costs associated with early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have funded operations with short-term lines of credit, term loans for equipment purchases, and net income from operations. Our initial public offering of common stock in September 1999 yielded net proceeds to us of $38.6 million. Cash, cash equivalents and short-term investments were $558,000 as of September 30, 2000, compared to $7.8 million as of December 31, 1999.

    Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2000. The net cash used consisted primarily of an increase in inventory and other current assets coupled with a decrease in accounts payable and other current liabilities. This was offset by a decrease in accounts receivable and an increase in accrued expenses.

    Net cash used by investing activities for the nine months ended September 30, 2000, was $13.9 million. Cash used in investing activities consisted primarily of property and equipment purchases, which was offset by the sale of investments.

    Net cash provided by financing activities was $16.6 million for the nine months ended September 30, 2000. Cash provided from financing activities was primarily from term debt.

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

    The term of the line is two years. Outstanding advances on the line as of September 30, 2000, were $30.5 million, leaving $4.5 million available on the increased facility. The line continues to be secured with receivables, inventory, equipment, patents, and general intangibles.

    Total capital expenditures, net of dispositions, were $21.7 million in the nine months ended September 30, 2000, compared to $24.5 million for the nine months ended September 30, 1999, which included capitalized interest of $750,000, and $40.9 million for the year ended December 31, 1999. A majority of the expenditures in the first, second and third quarters of 2000 have been related to the acquisition of manufacturing equipment to increase production capacity. In order to maintain an exclusive relationship with the manufacturer of some of our equipment, we must continue to purchase approximately $5.6 million of such equipment per year until May 2004, and we currently plan to invest approximately $3.2 million in manufacturing equipment during the balance of 2000.

    We believe that our cash, cash equivalents, short-term investments and cash flow from operations, together with our borrowing capacity on our short-term line of credit and our equipment financing, at September 30, 2000, will be sufficient to meet the cash requirements of our current business plan for the next twelve months. Depending on our rate of growth and expansion of our business beyond our current business plan, however, we may require additional equity or debt financing to meet future working capital needs. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.

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

PART II—OTHER INFORMATION

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

    Block Brothers.  In October 2000, Jore Corporation settled litigation with Pete Block and Paul Block involving certain intellectual property rights that were transferred in 1989. Under the settlement, Jore Corporation has purchased certain patent rights held by the Blocks for $325,000, and will cease making payments of license fees to the Blocks in connection with such rights. The patent rights include those relating to a product currently manufactured and sold by the Company, for which Jore Corporation had been paying license fees, as well as a product still in development.

    Matt Jore, President and CEO, Mike Jore, Executive Vice President, and Merle Jore also settled with the Blocks. The terms of the Jores' settlement agreement are confidential.

    Under the settlement, the Blocks have released Jore Corporation and the Jores from all future claims arising from or related to the 1989 transactions that were the subject of this dispute, and the Blocks' claims have been dismissed without prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS FROM REGISTERED SECURITIES.  As of September 30, 2000, we had used the net proceeds of our initial public offering as follows:

(In millions)
Repayment of indebtedness	$12.9
S corporation dividend and shareholder advances	4.0
Capital expenditures and working capital	21.7

Total	$38.6

ITEM 5.  OTHER INFORMATION

    JB Tool, LLC.  Pursuant to an agreement between Jore Corporation, William Powers and Jeffrey Swartwout, JB Tool, LLC was liquidated and dissolved and the assets were distributed to Jore Corporation as a distribution of capital. Jore Corporation now operates the Wisconsin facility previously operated by JB Tool, LLC, as a division of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this Form 10-Q:

10.1	Employment Agreement between Jore Corporation and Mike Jore, dated October 10, 2000
10.2	Employment Agreement between Jore Corporation and David H. Bjornson, dated October 10, 2000
10.3	Employment Agreement between Jore Corporation and Monte Giese, dated April 3, 2000
10.4	Amendment, dated as of September 20, 2000, relating to the License Agreement, dated as of April 28, 1999, between Jore Corporation, Stanley Logistics, Inc., and The Stanley Works
27.	Financial Data Schedule
  (b)
  Reports on Form 8-K

      Jore Corporation filed no reports on Form 8-K during the quarter ended September 30, 2000.

    Items 3 and 4 of Part II have been omitted from this Report as not applicable.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JORE CORPORATION
/s/ MONTE W. GIESE By: Monte W. Giese Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Date: November 14, 2000

QuickLinks

JORE CORPORATION FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION ITEM 1: FINANCIAL STATEMENTS
JORE CORPORATION CONSOLIDATED BALANCE SHEETS
JORE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
JORE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
RESULTS OF OPERATIONS
  NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
  THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.
  LIQUIDITY AND CAPITAL RESOURCES
  RECENT ACCOUNTING PRONOUNCEMENTS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES