Form 10-K
period 2000-12-31
JORE CORP
filed 2001-04-17
CIK 1081207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, computed with reference to the closing price of such stock, as of March 1, 2001 was $12,463,504.

     The number of shares of common stock outstanding as of March 1, 2001 was 13,946,843.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 4, 2001, are incorporated by reference into Part III of this report.

                                JORE CORPORATION

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      INDEX



PART I                                                                      PAGE
Item 1.    Business                                                           4
Item 2.    Properties                                                        21
Item 3.    Legal Proceedings                                                 22
Item 4.    Submission of Matters to a Vote of Security Holders               22
Item 4A    Executive Officers of the Registrant                              22

PART II
Item 5.    Market for the Registrant's Common Stock and Related
            Stockholders Matters                                             23
Item 6.    Selected Consolidated Financial Data                              24
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              26
Item 7A.   Quantitative and Qualitative Disclosure About Market
            Risk                                                             32
Item 8.    Financial Statements and Supplementary Data                       33
Item 9.    Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure (None)

PART III
Item 10.   Directors and Executive Officers of the Registrant                59
Item 11.   Executive Compensation                                            59
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management                                                       59
Item 13.   Certain Relationships and Related Transactions                    59

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K                                                 60
Signatures                                                                   63

                                     PART I


"Jore" (which may also be referred to as the "Company," "we," "us" or "our") means Jore Corporation and its subsidiaries, as the context requires.

ITEM 1.  BUSINESS

OVERVIEW

Jore Corporation is a leader in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. We offer a comprehensive system of proprietary drilling and driving products that save users time through enhanced functionality, productivity and ease of use. We manufacture our products using advanced technologies and equipment designs, intended to achieve competitive advantages in cost, quality and production capacity. Our products are sold under private labels to the industry's largest power tool retailers and manufacturers such as Sears, Roebuck and Co., ("Sears"), Tru*Serv Corporation, Canadian Tire Corporation Limited, Black & Decker Corporation and Makita Corporation. Our products also are sold under the Stanley(R) brand, to which we have an exclusive licensing agreement for power tool accessories, at The Home Depot, Inc., Menard's, Andersons, Mid-States and other retailers. We also recently signed an exclusive licensing agreement for use of the Porter Cable(R) brand, which we will introduce at Lowe's in the second quarter of 2001.

Our 2000 operating results reflect difficult but important initiatives undertaken to (i) continue our transition to a technology-based vertically integrated manufacturing operation, (ii) implement a direct-to-retail sales approach under the Stanley(R) brand, and (iii) complete the nationwide launch of the Stanley(R) brand into the nation's largest home improvement retailer, The Home Depot. These transitional efforts resulted in a significant operating loss for the year. We believe the transitional efforts are now substantially complete.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $10.9 million and the Company's current liabilities exceeded its current assets by $42.1 million. The Company also holds significant amounts of inventory which has been written down by $5.9 million to net realizable value. In addition, the Company has substantial excess manufacturing capacity (see Note 14 of Consolidated Financial Statements). As described in Note 9, the Company was not in compliance with several provisions of its long-term debt agreements as of December 31, 2000, and accordingly, long-term debt totaling $33.6 million has been classified as a current liability. These factors, among others, raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.


Jore Corporation was incorporated in Montana in 1993. Its principal office is located at 45000 Highway 93 South, Ronan, MT 59864.

INDUSTRY OVERVIEW

We compete in the tool industry, with specific participation in the power tool accessories market and, to a lesser extent, the hand tool market. We estimate that the domestic markets for these industry segments are $3.2 billion and $3.0 billion, respectively, with worldwide markets roughly double those amounts. Approximately $1.4 billion of the domestic power tool accessories market is attributable to drilling and driving accessories.

The development and widespread use of cordless power tools has created a growing installed base of these tools among do-it-yourself consumers, professional craftsmen, contractors, and industrial users. The increased use of cordless power drills has led to a growing demand for new accessories to improve product functionality and ease of use. This has led to the growth in the quick-change drilling and driving accessories market, which today totals approximately $80 to $100 million.

Historically, the power tool accessories market has been addressed by a fragmented group of manufacturers that produce traditional drilling, driving, cutting, and surface preparation accessories. In recent years, the industry has been consolidating as larger manufacturers seek to broaden their product offerings, gain market leverage with leading retailers, and expand production capacity. Industry production techniques largely rely on embedded capital equipment and production facilities which use traditional, multi-step manufacturing methods that have remained relatively unchanged for years. The industry generally has been slow to introduce innovative new products or adopt advanced manufacturing technologies.

STRATEGY

Our strategy is to capture additional business opportunities by leveraging the significant investments that we have made in manufacturing capabilities, retail distribution, and product innovation. Specific elements of this strategy and near-term opportunities include the following:

Grow Business with Existing Retail Customers: We expect growth in revenues from existing customers, particularly The Home Depot, Sears and Lowe's. The roll-out of Jore's products under the Stanley(R) brand throughout The Home Depot's 1,100 store system was substantially completed in October 2000. This product launch has been validated by solid early sales levels, in spite of limited initial product awareness at the store level, and the need to fine-tune product set configurations and merchandising strategies. Finally, we anticipate that our internal sales initiative and licensed brand product roll-outs will create opportunities for increased business with other customers, including Canadian Tire, Tru*Serv, and Lowe's.

Expand Retail Customer Base: We believe that our entrance into The Home Depot will create opportunities with other major retailers. In the near-term, we are examining opportunities to sell our products to additional retailers, such as Ace, Wal-Mart, Price-Costco, Sam's Club and others. Key elements of consideration include branding strategies, set configurations, pricing and channel conflict issues.

Introduce Innovative New Products: Jore currently has a number of new products in various stages of design and development. These include product extensions within the current quick-change drilling and driving system, new hand tools, and new power tool accessories outside of the drilling and driving category. We have also undertaken several new product development initiatives to broaden our shelf space and customer base.

Enter the Industrial Market: The Company believes it has an opportunity to leverage its manufacturing capacity into the production of drill bits for the industrial market. Jore's proprietary drill bit manufacturing process enables the production of industrial-quality bits at lower cost than conventional manufacturing techniques. This is particularly significant given present equipment and facility utilization rates. We have initiated preliminary discussions with several large industrial customers and distributors. Based on these discussions, we believe that we can effectively compete for industrial business.

OPERATING STRATEGY

Sales Transition: We believe our initiative to license the Stanley(R) and Porter-Cable(R) brands and sell our products directly to major retailers positions us for future success. Retailers are seeking direct relationships with product manufacturers to avoid the margin compression or price expansion that results when the manufacturer sells to the branded OEM, which in turn sells to the retailer. However, the transition from an OEM sales strategy to a direct-to-retail branded sales strategy was not without difficulty. OEM customers, as expected, scaled back orders, resulting in an $8 million reduction in OEM sales from 1999 to 2000. At the same time, the lead-time and marketing expenditures required to gain shelf space and product awareness at The Home Depot were greater than anticipated. Product line reviews for major retailers have occurred infrequently. For example, we were not awarded the fast-change drilling and driving category at The Home Depot until May 2000, much later than anticipated, and our Stanley(R)-branded products were not in place throughout The Home Depot system until October 2000. In the intervening months, we established store-level service and product support functions, developed a distribution system to support the requirements of 1,100 stores (versus 15 distribution centers at Sears, for example), built a new distribution center, and fine-tuned product set configurations and merchandising strategies for the big-box store environment.

Operational Transition: We believe our continuing movement to technological vertical integration ("TVI") in our manufacturing, assembly and packaging operations positions us for future success. We believe our TVI approach allows us to maintain our standards for product quality and innovation while remaining cost competitive. However, the transition from an outsourced component approach to our TVI strategy was also not without difficulty. During 1999 and 2000, the Company invested nearly $70 million in new equipment and facilities. Throughout 2000 we incurred inefficiencies as we continually dealt with revised and refined equipment installations, cycle times and process flows. This resulted in lower equipment utilization rates and higher product costs which led to the sharp decline in margins throughout 2000. We believe, however, that implementation of our TVI strategy has positioned us to increase our margins in future periods.

Focus on Creative Merchandising and Rapid Prototyping: We distinguish ourselves by our ability to quickly design and prototype attractive packaging and retail displays. In addition, we continually evaluate the logistics of receiving, displaying and purchasing products in retail environments. As a result, we deliver our products and systems in attractive packages and effective retail plan-o-grams that, in coordination with each customer's requirements, are easy to set up and display and are aesthetically appealing to consumers. We believe this responsiveness and attention to detail provides us with a competitive advantage in serving our customers and encourages consumer purchases.

Enhance Information and Control Systems Technology: Integrating our design, development, manufacturing, sales and management operations is critically important. We continue to work towards refining our enterprise resource planning software in order to facilitate enterprise-wide communication and coordination among our employees. Real time communication among engineers, product managers, quality assurance personnel, and graphic designers will enable us to carefully control the design, development, manufacture and marketing of our products.

Develop, Motivate and Retain Highly Productive Personnel: We are committed to creating a working environment that values the contributions of all personnel and rewards personal initiative. Whenever possible we seek to retrain and redeploy, rather than displace, employees when we implement manufacturing improvements or technology upgrades. By encouraging employees to attend our internal education programs, we believe that we improve the capabilities of our employees and leverage our investment in process technology and information management systems. Our programs cover a range of topics including computer aided design, spreadsheet and database management, work-flow efficiency, sales education and automation training.

PRODUCTS

Jore manufactures and sells products in three categories, including quick-change power tool accessories, hand tools and industrial quality drilling and driving tools.

Quick-Change System: The heart of the Company's power tool accessories lineup is a patented quick-change drilling and driving system that provides the user rapid interchangeability of a full range of hex-shank drilling, driving and surface preparation accessories. Users chuck the connector into their drill and can then quickly change between accessories throughout any project without having to continually chuck and re-chuck drill bits, screwdriver bits, or other accessories. Our proprietary products also include reversible drilling and driving accessories, screw guides, and other specialized accessories designed to save users time and improve tool functionality.

We offer quick-change connectors in a variety of styles and sizes to fit the needs of both do-it-yourself consumers and professional craftsmen. The connectors are used in conjunction with a variety of hex-shank accessories including high-speed drill bits, masonry drill bits, wood-boring spade bits, wire brushes and other surface preparation applications.

Hand Tools: Jore also sells a multiple bit screwdriver with bit storage in the handle marketed to Sears as the Ready-Bit, with or without a ratcheting feature. Additionally, Jore markets its own proprietary Torque-Driver(R), a screwdriver with interchangeable bits and a flip-out handle that provides the user with additional torque for hand screwdriving applications and which accepts multiple sizes of Jore's quick-connect screwdriver bits.

Industrial Quality Drilling and Driving Accessories: The majority of our capital investment in the last two years has been concentrated in our state-of-the-art drill bit manufacturing operation, but has also included rotary transfer,
plastic   injection,   metal   injection  and  machining   operations.   With
a co-development partner, Jore designed, developed and has brought into service 41 rotary transfer drill grinding machines that grind the most advanced geometries onto a ground-from-solid high-speed steel drill bit. These machines can also be used to manufacture other cutting tools, including end mills, router bits and masonry bits. Jore's Edgerton, Wisconsin facility produces a full range of screwdriver bits.

Our products are principally sold in set configurations. Sets typically include high-speed steel drill bits, quick-change connectors, various screw and fastener drivers, screw guides, reversible drills and drivers, and related accessories. Some sets also include our Torque-Driver(R) product. In addition to sets, we also sell individual products as open stock to allow users to expand or replace their accessories.

Manufacturing and Process Technologies

Jore's manufacturing strategy has always been to utilize technology to mitigate foreign producers' cost advantage in labor, while also allowing for sophisticated product and process design advances. The Company has invested nearly $70 million in property, plant and equipment over the past two years to support these efforts. As currently configured, our manufacturing operation has the capacity to produce approximately 50 million drill bits per year (see Note 14 of the consolidated financial statements).

While quick-change drilling and driving products make up the bulk of the current revenue mix, Jore's unique and proprietary computerized processes used in manufacturing round-shank and hex-shank drill bits make up the heart of our manufacturing capabilities.

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

Product Development

We focus our efforts on the design and development of product improvements and new products based on an evaluation of the needs and demands of consumers. We maintain an active dialogue with users of our products to ascertain the most desirable enhancements for our current products and systems and to aid in the development of new products. Our product and process innovation group is comprised of 48 people, including 11 engineers, 7 industrial designers and machinists, 8 graphics designers and 22 technicians.

We have a disciplined process by which we identify and develop potential new products and bring them to market.

Conceptualization  and  Engineering  of New Products or  Improvement to Existing
Products: Our personnel visit job sites to observe current construction and manufacturing methods and to identify potential opportunities to improve existing products or create new products. Once we identify a need for a new product or an improvement to an existing product we begin a conceptualization process involving feedback from end-users and personnel within our manufacturing operations. Using computerized engineering software, we develop three-dimensional computerized drawings and manipulate these images to optimize functionality and form.

Prototyped Production: Once we are satisfied regarding the functional and aesthetic objectives of a particular product, our engineering software sends the three-dimensional computerized model to our rapid prototyping system. Our system produces a three-dimensional plastic model that we then test for aesthetics, functionality and general design. Once we are satisfied with the concept prototype, we commission a fully functional prototype to be made for performance testing and evaluation as a working prototype. In many cases, the rapid prototype model serves this function as well.

Selection of Raw Material and Production Equipment: In order to select the appropriate raw material, we use the working prototype to test alternative materials in many different conditions. After we have determined the appropriate raw material and product specifications, we send engineering drawings, concept prototypes and working prototypes to selected manufacturing equipment suppliers so that they are able to submit proposals on design and fixturing of appropriate equipment. Our equipment committee evaluates the proposals from these suppliers and selects the best design to produce our product.

Assembly, Packaging And Automation Fixtures: We design automated work cells to efficiently assemble and package our products. Our automation team evaluates and selects the appropriate technology and equipment for each process. Our work cells, comprised of several process-specific work-centers, are designed and arranged for efficient flow of product and personnel. Our automation team designs safe, ergonomic workstations based upon the needs of our production team.

Customers

Historically, we exclusively sold our products under private labels to leading power tool manufacturers and retailers. In mid-1999, however, we signed an agreement with The Stanley Works whereby we were granted the exclusive license to the Stanley(R) brand in the power tool accessories category in North America. This licensing agreement allowed us to initiate efforts to market our products under a highly recognized name directly to major retailers. Today we sell our products to three categories of customers: (i) manufacturers of power tool accessories; (ii) private label to retailers under their proprietary brands; and
(iii) direct to retailers under licensed brands.

Power Tool Manufacturers: The Company sells its products to select power tool manufacturers (or "OEM customers"), which in turn offer the products through their own distribution channels under their own brands. Jore supplies the products either in final packaged form or as unpackaged products which the manufacturers combine and package with related drilling and driving products.

Our OEM customers include Black & Decker and Makita, which sell the products under the DeWalt(R) and Makita(R) brands, respectively. These manufacturers were some of Jore's initial customers and sales to these customers continued to grow in size through 1999. In 2000, sales to OEM customers declined sharply as we became a direct competitor with the introduction of our own products under the Stanley(R) brand.

Private Label Retailers: We sell our products to several leading retailers which offer the products in their stores under their own private label brands. We coordinate closely with these customers on promotional and merchandising strategies and displays, and supply these customers with products in final packaged form. The customers then assume responsibility for shelf management and product support at the store level.

Our private label retail customers include Lowe's, Canadian Tire, and Tru*Serv, which offer the products under the Task Force(R), MasterCraft(R), and Master
Mechanic(R) brands, respectively. The Company's leading customer in this category is Sears, our largest overall customer. Sears offers Jore products under the Craftsman(R) Speed-Lok(R) trademark, and has enjoyed tremendous consumer response to the products. In recognition of this success, Sears has honored Jore for three straight years with its Partner in Progress award, which is earned by only 1% of Sears' vendors. The Craftsman Speed-Lok(R) line remains the best selling product within Sears' power tool accessories category.

Direct to Retailers: With our licensing of the Stanley(R) brand, we initiated efforts in late 1999 and 2000 to sell our products directly to major retailers under one of the most respected names in the tool business. In May 2000, we were awarded the fast-change drilling and driving category at The Home Depot, the nation's largest home improvement retailer. Jore's Stanley(R)-branded products were in place throughout The Home Depot's 1100 store system by October 2000, and generated strong results in the fourth quarter. We anticipate growth in sales of our products at The Home Depot in 2001. The licensing of the Porter Cable(R) brand in the first quarter of 2001 for initial sales to Lowes, provides another opportunity to grow our direct-to-retail channel.

SALES AND MARKETING

Our sales and marketing resources include internal sales and marketing personnel, an internal graphics department, and contracted regional service groups. We seek to develop long-term, mutually beneficial relationships with our customers at all levels of the customer's organization. The sales and marketing team works closely with customers to create coordinated promotional and merchandising campaigns. Specific marketing activities that we provide include merchandising events, plan-o-grams, promotional displays, and packaging design.

We have recently undertaken initiatives to enhance our sales and marketing organization, particularly in view of the transition to a direct-to-retail sales strategy. Specifically, we are winding down our relationship with Manufacturers' Sales Associates, LLC ("MSA") a sales representative organization that receives a commission on sales to specific customers.

Management Structure: In mid-March, 2001, a Vice President of Sales and Marketing and three individuals with broad retail experience joined the Company to lead the Sales and Marketing Department. In 2000, we added a former associate buyer for the power tool accessories product category at Sears. We intend to establish a network of regional sales managers as we believe there are opportunities for rapid growth much like those already experienced at The Home Depot.

We believe these efforts to enhance our sales and marketing organization will improve responsiveness to customers, enhance manufacturing coordination and demand planning, and generate greater success with new business opportunities.

Internal sales and marketing support is delivered by our in-house graphics department, consisting of six graphic designers and two support personnel. This group is responsible for designing and implementing all packaging and promotional materials. The group has specialists in computer animation, 3D renderings and package and promotional material design. The graphics department also develops our annual reports, brochures and catalogs.

To support customers and product offerings at the store level, Jore now has service contracts in place with the leading regional service groups in the country. These groups were recommended and introduced to us by The Home Depot and Lowe's, based on their extensive experience with customer support. We believe that we are now positioned to effectively and efficiently support a national direct-to-retail sales strategy.

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

Competitors in power tool accessories include Vermont American Corporation, Black & Decker, Greenfield Industries, Inc., a wholly-owned subsidiary of Kennametal Inc., American Tool Companies, Inc., Snap-On Incorporated and others, as well as a number of independent "job shops" that supply products under private labels to OEM and retail customers. Competitors in the hand tools market include American Tool, Cooper Industries, Inc., The Stanley Works and others, including some foreign companies. Competitive factors in our markets include:

         o Establishing favorable brand recognition;

         o Maintaining manufacturing efficiency and expertise;

         o Developing a breadth of product offerings;

         o Implementing appropriate pricing;

         o Providing strong marketing support;

         o Manufacturing high quality products; and

         o Obtaining access to retail outlets and sufficient shelf space.

Intellectual Property

Our ability to compete effectively depends in part on our ability to develop and protect our proprietary technology. We have 14 United States and foreign design and utility patents covering a variety of our products and processes. While our patents have been important to our business, we do not believe that our business is dependent on any single patent or group of patents. We also own or license several registered trademarks and sell many products to our customers under arrangements that allow us to maintain control of our trademarks while granting customers exclusive use of specified trademarks for limited purposes. For example, we have granted Sears the exclusive right to use the Speed-Lok(R) trademark in connection with Sears' sales of quick-change systems and other products, provided that Sears purchases a minimum quantity of Jore products annually. The primary trademarks we own or use in our business include Speed-Lok(R), Speed Shank(R), Quad-Driver(R), Bit-Lok(R), High Torque Power Driver(R), Torque Driver(TM), JoreTech(TM), Where Innovation Meets Reality(TM) and Auto Jaw(TM). Certain of our trademarks are integral to our business and we aggressively monitor and protect these and other trademarks.

In April 1999, we entered into an agreement with The Stanley Works that grants us the exclusive license to sell power tool accessories under the Stanley(R) brand in North America. The Agreement provides for the payment by us to The Stanley Works of a percentage of our sales of our Stanley(R)-branded products, with certain minimum payment obligations, during the term of the agreement. The term of the Agreement is through December 2004, and may be renewed by us through December 2009.

In exchange for our agreement to have The Norton Company be our preferred supplier of grinding wheels and surface preparation products, we were granted an exclusive license to use the Speed-Lok(R) name in connection with the sale of power tool accessories.

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

Information Management

Through our information management systems, we seek to electronically integrate all aspects of our operations, from procurement of raw materials to sale of our packaged products to end-users. Our fully-integrated enterprise resource planning software system allows centralized management of key functions, including inventory, order processing, accounts receivable, accounts payable, general ledger, shop floor control, bar-coded inventory, material requirements planning, scheduling and electronic data interchange. This information system enables us to ship to customers on a same-day basis, respond quickly to order changes and provide a high level of customer service. Our new system integrates our internal processes and allows for cross-platform information sharing among our various departments. We are continually refining our management information system through customization and employee training to maximize our effectiveness.

Personnel and Human Resources

As of March 15, 2001, we employed 373 full-time employees and 5 part-time employees, of whom 22 were in sales and marketing, 74 in finance and administration, 22 in technology development and application and 260 in operations. All but 13 of our employees are located at our facilities near Ronan and Missoula, Montana, with 11 being located at our Jore Edgerton screwdriver bit facility in Wisconsin. No employees are covered by collective bargaining agreements, we have never had a work stoppage and we believe we maintain good relations with our employees.

Risk Factors

The  following   factors  should  be  considered  in  evaluating  our  business, operations and prospects and may affect our future results and financial condition.

Our rapid growth may make it difficult to effectively allocate our resources and manage our business:

We expect growth in sales and production and cannot assure you that we will be able to manage any future growth effectively. The addition of The Home Depot as a significant customer in 2000 strained our management, production, engineering, financial and other resources. To manage our growth effectively, we must operate our manufacturing capacity efficiently while maintaining high levels of quality and customer service. We also must continue to enhance our operational, financial and management systems and successfully attract, train, retain and manage our employees. Any failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations, such as declines in revenues and profit margins.

We are in violation of our debt covenants and, unless our lenders continue to waive their rights under our debt agreements, we may be required to liquidate our assets:

Our operating line of credit requires the following  financial ratio  covenants:
(i) current ratio not less than 1:1; (ii) leverage ratio not to exceed 2.5:1; and (iii) funded debt to EBITDA not to exceed 4.25:1. As of December 31, 2000 we were out of compliance with all of these covenants.

We entered into a forbearance agreement in March 2001 that provides us an overadvance limit of $8.1 million on our operating line of credit. In exchange for this forbearance, we have granted second mortgages on certain property and plant equipment and certain officers have provided personal guarantees. The bank forbearance extends to April 30, 2001, at which time it will be reviewed. Our current borrowing base of eligible accounts receivable and inventory supports $21 million in borrowings and the agreement allows us to borrow up to approximately $29 million. We are currently overadvanced by $7.5 to $8 million.

We have 19 lenders from which we have borrowed money to finance equipment purchases. We have requested from each lender a three-month forbearance on all interest and principal payments due them. Seven of the nineteen lenders have agreed to this forbearance and the remaining twelve lenders have requested additional information.

There can be no assurance that we will successfully restructure our debt, or that our creditors will waive their rights under our credit agreements. Without a debt restructuring or extension, or an equity infusion, we will be forced to liquidate our assets.

We expect to continue to rely on debt to fund our operations:

We have historically relied on debt and may seek additional debt funding in the future. As of December 31, 2000, we had approximately $77 million of outstanding debt, which accounted for 69% of our total capitalization. Our leverage poses the risks that:

     o We may be unable to repay our debt due to a decline in revenues or disruption in cash flow;

     o    We may be unable to obtain additional financing;

     o We must dedicate a substantial portion of our cash flow from operations to servicing the interest and principal payments on our debt, and any remaining cash flow may be inadequate to fund our planned operations;

     o We have pledged substantially all of our inventory and accounts receivable as collateral; and

     o We may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We may need additional capital which could dilute your interest in the Company and which may not be available when needed:

We are currently trying to restructure our existing debt, and we may require additional equity or debt financing to meet future working capital needs and to enhance our financial position for future operations. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms. If financing is unavailable to us or is available only on a limited basis, we may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, and financial condition.

We have extended unsecured creditors past their normal terms of payment which could disrupt our sources of supply:

We have approximately $11.9 million of accounts payable, half of which are more than 60 days past due. We are working with equipment providers to defer or cancel receipt of capital equipment. Most of our current inventory needs are paid for on a COD basis, which we expect will adequately support current sales. However, there can be no assurance that our vendors will continue to supply Jore's product needs, which could ultimately disrupt our product flow and adversely effect our financial position and results of operations.

It may become more difficult to sell our stock in the public market:

Our common stock is quoted in the Nasdaq National Market. In order to remain listed on this market, the Company must meet Nasdaq's listing maintenance standards. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market.

If the common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market or for quotation on the American Stock Exchange or a regional stock exchange. However, listing our stock for quotation on these markets or exchanges could reduce the liquidity for our common stock.

If the common stock were not listed or quoted on another market or exchange, trading of the common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of the common stock. In addition, a delisting from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange would subject our securities to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange could affect the ability or willingness of broker-dealers to sell and/or make a market in the common stock and the ability of purchasers of the common stock to sell their securities in the secondary market. In addition, if the market price of the common stock falls below $1.00 per share, we may become subject to certain penny stock rules even if our common stock is still quoted on the Nasdaq National Market. While such penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, such rules may further limit the market liquidity if the common stock and the ability of investors to sell the common stock in the secondary market.

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

Our initiative to enhance our sales and marketing resources could disrupt our sales efforts:

We have terminated our  relationship  with  Manufacturing  Sales  Associates and replaced it with an in-house direct sales organization. These efforts include adding key sales and marketing professionals to our staff and establishing store-level service and support for our retail customers. Failure to successfully execute our sales and marketing initiatives could disrupt our sales efforts and damage our customer relationships.

The loss of a large customer could result in a substantial decrease in revenues:

Historically, most of our sales have been derived from a small number of customers and, due to the continuing consolidation of the industry's distribution channels, we expect a significant portion of our future sales to remain concentrated among a limited number of customers. In 2000, sales to Sears, The Home Depot, Black & Decker/DeWalt and Makita accounted for 55.8%,
15.6%, 9.7%, and 8.5% respectively, of our net revenues. In 1999, sales to Sears, Black & Decker/DeWalt and Makita accounted for 58.3%, 22.8%, and 10.0% respectively, of our net revenues. In 1998, sales to Sears, Black & Decker/DeWalt and Makita accounted for 60.2%, 17.2% and 14.5%, respectively, of our net revenues. A significant decrease in sales to, or the loss of, any of our major customers would have a material adverse effect on our business, prospects, operating results and financial condition, such as a substantial decline in revenues.

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

The marketing of our products under the Stanley(R) brand may be unsuccessful and may adversely affect our relationships with existing customers:

In April 1999, we signed an agreement with The Stanley Works that granted us the exclusive license to sell power tool accessories under the Stanley(R) brand. Some of our existing customers appear to view our license arrangement with Stanley unfavorably, and therefore have reduced their purchases of our products.

In addition, retailers may choose not to offer our products under the Stanley(R) or other licensed brands. The time and resources we spent in 2000 marketing our products under the Stanley(R) brand lead to increased sales but our profitability suffered. We cannot be certain sales levels will increase under licensed brands or that any such sales will be at acceptable margins. Other potential risks in connection with licensing brands from third parties include:

     o The failure by licensors to maintain the integrity and quality of their brand's image in the minds of its consumers;

     o Our inability to meet the performance requirements of any licensing agreement may cause licensors to terminate such agreements; and

     o    Customer demand of exclusive arrangements.

Our failure to develop new distribution channels could diminish our revenue growth:

We cannot assure that we will be able to develop new distribution channels or penetrate the industrial market or that this growth strategy can be implemented profitably. Our growth depends, in part, on our ability to develop new distribution channels, including penetration of the industrial market for our products. Challenges that we face in developing new distribution channels include:

     o    Obtaining customer acceptance of our products;

     o    Managing existing customer relationships;

     o    Establishing  relationships with new customers;

     o    Displacing   incumbent  vendor   relationships;   and

     o    Successfully introducing new products under licensed brands.

Our failure to develop new distribution channels could have a material adverse effect on our business, operating results, and financial condition, particularly future revenue levels.

The loss of any of our key personnel could adversely affect our ability to manage our business:

Our performance and future success depends to a significant extent on our senior management and technical personnel, and in particular on the skills, experience, and continued efforts of Matthew Jore, Jore Corporation's founder, President and Chief Executive Officer. The loss of Matthew Jore or any of our other key personnel could have a material adverse effect on our business and prospects. We have employment agreements with key personnel, but do not have employment agreements with any of our other employees.

Our production processes could be disrupted and our cost of production could increase significantly if our manufacturing equipment does not meet performance expectations or is not available for future purchase:

The failure of our manufacturing equipment to perform reliably and as designed, our inability to source such equipment from present suppliers, or the obsolescence of our equipment could disrupt our production processes, reduce our sales and increase production costs. Our business is dependent on the successful implementation and operation of advanced manufacturing technologies. Our manufacturing equipment may fail to meet our performance requirements or continue to operate reliably because of unexpected design flaws or manufacturing defects. Moreover, we may be unable to continue to obtain equipment and supplies from our present suppliers if they cease producing or selling such equipment or supplies or opt not to sell to us. For example, in 2000 we initiated litigation against an equipment supplier regarding its sale of exclusive equipment to competitors of Jore. Pursuant to the litigation, Jore is not taking delivery of additional equipment or making minimum payments to the manufacturer. In addition, we cannot be certain that our manufacturing processes will remain competitive with new and evolving technologies.

Our inability to introduce new products that are accepted by the market could adversely affect our sales, our reputation as an innovative manufacturer and our ability to obtain new customers:

Our future success will depend in part on our continuous and timely development and introduction of new products that address evolving market requirements. We cannot assure that our new products will be introduced on a timely basis or will achieve market acceptance. We may be unable to successfully develop and produce new products because of a lack of market demand, production capacity constraints or the lack of relevant technical and engineering expertise. Factors affecting the market acceptance of our new products include:

     o    Functionality, quality and pricing;

     o    Demand from end-users;

     o    Favorable reviews in trade publications;

     o    Adequate marketing support;

     o    The introduction of competitive products; and

     o General trends in the power and hand tool industries and the home improvement market.

Our business is seasonal and our operating results are subject to quarterly fluctuations:

Seasonality  and  unanticipated  changes  in  customer  demand  could  cause our revenue, expenses, inventory levels and operating results to fluctuate. Currently, the majority of our sales occur during the third and fourth fiscal quarters and our operating results depend significantly on the holiday selling season. In 1998, 1999 and 2000 approximately 67%, 67% and 70% respectively, of our net revenues were generated during the third and fourth quarters. To support this sales peak, we anticipate demand and build inventories of finished goods throughout the first two fiscal quarters. In addition, our customers may reduce or delay their orders during the first two fiscal quarters to balance their inventory between the holiday selling seasons. As a result, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the first half of the year. These factors can cause variations in our quarterly operating results and potentially expose us to greater adverse effects of changes in economic and industry trends.

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

Our growth strategy depends in part on our expansion into foreign markets, which may be difficult or unprofitable:

We intend to expand distribution of our products in foreign markets. Because of the size and continued growth of the power tools accessories market outside North America, the failure to successfully enter foreign markets could limit our growth prospects. In our attempt to enter foreign markets, we may expend financial and human resources without a corresponding increase in revenues and profitability. We cannot assure that we will be able to penetrate foreign markets or that this growth strategy can be implemented profitably. Penetrating and conducting business in foreign markets involves challenges, including:

     o    Local acceptance of our products;

     o    Currency  controls  and  fluctuations  in foreign  exchange  rates;

     o    Regulatory requirements such as tariffs and trade barriers;

     o Longer payment cycles and increased difficulty in collecting accounts receivable;

     o    Unfavorable tax consequences; and o Transportation and logistics.

Existing and potential litigation may divert management resources and could adversely affect our operating results:

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources.

In December 2000, we entered into litigation with International Tool Machines of Florida, Inc. ("ITM"), the manufacturer and supplier of our proprietary drill bit manufacturing machinery. We believe that ITM sold and made available machines that are substantially identical to our proprietary machines in violation of our exclusive agreement. If ITM is permitted to sell our proprietary machines to third parties, we could lose a significant competitive advantage, which could have a material adverse effect on our operating results.

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

We depend on patent, trademark and trade secret protection to maintain our market position:

Our success depends in part on our ability to obtain patent protection for our products, maintain trade secret protection for our proprietary processes, and operate without infringing on the proprietary rights of others. Our existing U.S. and foreign patents expire between 2002 and 2019. We have filed, and intend to file, applications for additional patents covering our products. We cannot be certain that any of these patent applications will be granted, that any future inventions that we develop will be patentable or will not infringe the patents of others, or that any patents issued to or licensed by us will provide us with a competitive advantage or adequate protection for our technology. In addition, we cannot assure you that any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others.

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

The Jore family controls all matters requiring shareholder approval possibly in conflict with your interests:

Matthew Jore, acting alone, or the Jore family, acting together, are able to control all matters requiring shareholder approval. Matthew Jore, President and Chief Executive Officer, his brother Michael Jore, Executive Vice President, trusts controlled by Matthew and Michael Jore, and other members of the Jore family beneficially own approximately 62.2% of our outstanding common stock. Our Articles of Incorporation and Bylaws do not provide for cumulative voting; therefore, the Jore family has the ability to elect all of our directors. The Jore family also has the ability to approve or disapprove significant corporate transactions without further vote by other investors. This ability to exercise control over all matters requiring shareholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

Unsatisfactory performance of our new information technology system could slow our growth:

The satisfactory performance and reliability of our information systems are essential to our operations and continued growth. We have implemented a new information technology system, parts of which became operational during July of 1999. If the system fails to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience design, manufacturing, and shipping delays, which in turn, could increase our costs and result in deferred or lost sales. Failure to maintain our new information system, or unsatisfactory performance of the system, could disrupt manufacturing operations and reporting systems, cause delays in production and shipping of product, and adversely affect our costs and our responsiveness to customers.

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

ITEM 2.  PROPERTIES

Our operations are housed in approximately 280,000 square feet of owned facilities located on a 120 acre site near Ronan, Montana, a 44,000 square foot distribution facility located in Missoula, Montana, which we rent with an option to purchase, a 20,000 square foot leased warehouse in Missoula, Montana and approximately 10,000 square feet of leased space in Edgerton, Wisconsin. Our existing facilities in Ronan, Montana include three buildings from which we provide manufacturing, assembly, packaging, warehousing and administrative functions. We believe these facilities are sufficient to continue to meet our needs for the foreseeable future

ITEM 3.  LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources.

In December 2000, we entered into litigation with International Tool Machines of Florida, Inc. ("ITM"), the manufacturer and supplier of our proprietary drill bit manufacturing machinery. We commenced this litigation because we believe that ITM has sold and made available machines that are substantially our proprietary machines and the related technology to third parties in violation of our exclusive dealing and nondisclosure agreements with ITM. In addition, we believe ITM intends to continue doing so. We seek to prevent ITM from selling these or similar machines to others, including our competitors, in violation of existing agreements with ITM. ITM has filed a counterclaim alleging breach of contract and damages, among other things.

We originally commenced similar litigation in May 2000, and had previously settled the case in June 2000. However, we became aware of additional information which led us to the conclusion that ITM was not honoring the agreements or the settlement agreement, and we recommenced the litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Jore Corporation, as of March 1, 2001, and their ages and positions, are as follows:

Name                         Age          Position

Matthew B. Jore               38          President, Chief Executive Officer
                                          and Chairman
Michael W. Jore               41          Executive Vice President and
                                          Director
David H. Bjornson             44          Executive Vice President, General
                                          Counsel, Secretary and Director
Monte Giese                   30          Chief Financial Officer
Mick Quinlivan                41          Controller
Jeffrey M. Heutmaker          38          Vice President--Strategic Initiatives

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

David H. Bjornson has served as General Counsel since November 1998, Executive Vice President since March 2000 and as a Director since May 1998. Mr. Bjornson also served as Chief Financial Officer from November 1998 through March 2000. From 1985 to 1998, he was a partner or associate attorney with law firms in Seattle, Washington and Missoula, Montana, focusing his practice in the area of business transactions and corporate and tax law. From 1979 to 1981 he worked with the international accounting firm of Touche Ross & Co. in Seattle. He holds an L.L.M. degree in taxation from New York University, and a J.D. and a B.A. degree in Business Administration with honors from the University of Montana. Mr. Bjornson also holds a Certified Public Accountant Certificate.

Monte Giese has served as Chief Financial Officer since April 2000. A 1993 graduate of Harvard University, from 1993 to 1995, Mr. Giese was an investment banker with Alex Brown and Sons in Baltimore, Maryland. From 1995 to April 2000, he was a Vice President in the investment banking division of D. A. Davidson & Co.

Mick Quinlivan has served as Controller of Jore Corporation since January 2001. From 1996 to December 2000, Mr. Quinlivan served as Controller for Itron, Inc., a manufacturer of data collection systems. Prior to 1996, he worked in various financial management positions for Itron, Inc. He has a B.B.A. degree from Gonzaga University and holds a CPA certificate.

Jeffrey M. Heutmaker has served as Vice President--Strategic Initiatives since June 1999. From June 1996 to June 1999 Mr. Heutmaker was an attorney with Van Valkenberg Furber Law Group P.L.L.C, a law firm located in Seattle, Washington. From 1985 to 1996, Mr. Heutmaker practiced law in Seattle, Washington, including with the international firm of Bogle & Gates, where his practice focused on securities law, licensing and mergers and acquisitions transactions. He holds a J.D. degree from Notre Dame Law School and a B.A. degree in Economics and English Literature from the University of Puget Sound.

Our executive officers will serve as officers of Jore Corporation until the regular meeting of the Board of Directors in June 2001 or until their respective successors shall have been elected.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information

Our common stock is traded on the Nasdaq National Stock Market ("Nasdaq") under the symbol "JORE." Our common stock commenced trading on September 23, 1999. The following table sets forth the high and low daily average sale prices for our common stock as reported on the Nasdaq for the period from September 23, 1999 through the end of fiscal year 1999, and for fiscal year 2000.

                                                      High           Low
Year ended December 31, 1999
         Third Quarter (from September 23)          $12.3125       $9.1000
         Fourth Quarter                             $12.8750       $7.0625

Year ended December 31, 2000
         First Quarter                              $ 9.9375      $ 5.5625
         Second Quarter                             $ 6.2500      $ 4.6875
         Third Quarter                              $ 5.7813      $ 4.8750
         Fourth Quarter                             $ 5.9844      $ 3.4063

Holders

As of March 1, 2001, there were approximately 99 holders of record of Jore common stock.

Dividends

We did not declare or pay any dividends in 2000, and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings for reinvestment in the operation and expansion of our business. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Under certain loan covenants associated with our line of credit facility, we are restricted from declaring or paying dividends, or from purchasing, redeeming, retiring or otherwise acquiring for value any of our shares of stock, or from otherwise distributing property to shareholders with some limited exceptions.

Sales of Unregistered Securities

On December 22, 2000, we issued 37,500 shares of our common stock for $4.00 per share and warrants exercisable for three years for 15,000 shares at $5.00 per share to an unrelated party. The offer and sale of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof by virtue of the nature of the offering.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and notes thereto and other financial information included elsewhere in this report.

                                                                         (In thousands except per share amounts)

                                                                            2000       1999(*2)      1998       1997     1996
Operating Data

              Net sales                                                  $  52,847    $  53,872    $44,888   $23,656   $ 9,686

              Income (loss) from operations                                 (9,412)       9,255      7,734     3,445       (63)

              Net income (loss) before extraordinary item                  (13,325)       6,477      6,240     2,541      (558)
                and income taxes

              Provision (benefit) for income taxes                          (2,424)       2,545       --        --        --

              Income (loss) before extraordinary item                      (10,901)       3,932      6,240     2,541      (558)
              Extraordinary item:
              Loss related to early retirement of
                debt, net of taxes                                            --            914       --        --        --

              Net income (loss)                                          $ (10,901)   $   3,018    $ 6,240   $ 2,541   $  (558)


              Income (loss) before extraordinary item
                per common share:
                   Basic                                                     (0.79)   $    0.37    $  0.66   $  0.27
                   Diluted                                                   (0.79)   $    0.36    $  0.66   $  0.27

              Effect of extraordinary item on income (loss)
                per common share:
                   Basic                                                      --      $   (0.09)      --        --
                   Diluted                                                    --      $   (0.09)      --        --

              Net income (loss) per common share:
                   Basic                                                     (0.79)   $    0.28    $  0.66   $  0.27
                   Diluted                                                   (0.79)   $    0.28    $  0.66   $  0.27
              Shares used in calculation of income per share
                   Basic                                                    13,857       10,653      9,412     9,358
                   Diluted                                                  13,857       10,893      9,436     9,358

              Pro forma data (unaudited) *1:
                Net income                                                    --      $   3,018    $ 6,240   $ 2,541
                Proforma provision for income taxes                           --          1,303      2,343       900
              Pro forma net income                                            --      $   1,715    $ 3,897   $ 1,641

              Pro forma net income per common share
               (unaudited):
                Basic                                                         --      $    0.16    $  0.41   $  0.18
                Diluted                                                       --      $    0.16    $  0.41   $  0.18

     BALANCE SHEET DATA
              Inventories                                                $  26,206    $  27,795    $ 8,072   $ 4,740   $ 2,974
              Current assets                                                48,471       58,683     25,111    11,375     5,166
              Property, plant and equipment, net                            79,882       58,561     19,816     6,081     4,196
              Total assets                                                 129,284      117,908     45,963    17,759     9,548

              Total current liabilities                                  $  90,528    $  42,605    $25,083   $10,549   $ 5,210
              Long-term debt, net of current portion                         3,402       27,779     14,589     4,689     4,189
              Total liabilities                                             95,325       73,153     39,673    15,238     9,399
              Total shareholders' equity                                    33,959       44,754      6,289     2,521       149

*1 - Pro Forma Information - Prior to its initial public offering of common stock ("IPO") in September 1999, the Company and its subsidiaries elected S Corporation status under the Internal Revenue Code. In connection with the IPO, the Company's S Corporation status was terminated and the Company became subject to federal and state income taxes applicable to C corporations. The accompanying consolidated statements of operations reflect a pro forma income tax provision or benefit for all periods prior to the Company's IPO as if the Company had been taxed as a C corporation.

*2 - As restated.  See Note 15 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYLISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 1999, the Company's management determined that the net deferred tax liability resulting from the conversion to a C corporation from an S corporation should have been recorded as income tax expense rather than a direct reduction of equity in the 1999 consolidated financial statements. As a result, the accompanying 1999 consolidated financial statements have been restated from amounts previously reported to give effect to the correction of this item. See Note 15 of the consolidated financial statements for a summary of significant effects of the restatement.

Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 2000, 1999, and 1998 have been adjusted to reflect the restatement.

The following  discussion and analysis  should be read in conjunction  with Jore
Corporation's Consolidated Financial Statements and related Notes thereto included herein under Item 8. All statements, trend analysis and other information contained in this Form 10-K relative to markets for Jore Corporation's products and trends in revenue, gross margin and anticipated expense levels, as well as other statements including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to business and economic risks, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Risk Factors" set forth in Item 1 above. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to update forward-looking statements.

Overview

We are a leader in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. Our products include industrial quality drilling and driving power tool accessories, a proprietary quick-change drilling and driving system, and selected hand tools. The quick-change system provides rapid interchangeability for a full range of hex-shank drilling, driving, and surface preparation accessories. The system also includes proprietary reversible drilling and driving tools, screw guides, and other specialized accessories designed to save users time and improve tool functionality.

We manufacture our products using advanced technologies and equipment designs to achieve competitive advantages in cost, quality, and production capacity. During the past two years we have invested nearly $70 million in state-of-the-art manufacturing and assembly capabilities. We have also vertically integrated our production capabilities which include metal injection and casting, rotary transfer cutting, plastic injection molding, blow molding, and advanced machining.

Our business commenced in 1987 where we sold a limited number of drilling and driving accessories to independent local and regional hardware stores and building supply centers. In 1990, Makita became our first national customer. By 1996, we expanded our product portfolio to include our reversible drilling and driving tools and contractor versions of our products. We also began to diversify our customer base by selling products to Black & Decker/DeWalt, as well as to retail customers. In 1997 and 1998, we continued to expand our customer base by selling to retailers such as Sears, The Home Depot, Canadian Tire, and Tru*Serv. We increased our gross margins in 1999 by selling direct to major retailers, and through sales of private label and Stanley branded products.

Our 2000 operating results reflect difficult but important initiatives undertaken to complete the transition to a technology-based, vertically integrated manufacturing operation, generate incremental sales volume through the direct-to-retail channel under the Stanley(R) brand, and enhance our sales and marketing organization in light of the direct-to-retail sales strategy. These transitional efforts resulted in significant inefficiencies and start-up costs totaling $9.8 million.

Because of our results for 2000, early in 2001, we made some critical decisions to improve our operating performance. Specifically, we: a) engaged in active discussions with candidates to strengthen our senior management team; b) reduced our workforce from approximately 600 employees one year ago to approximately 370 employees currently, resulting in an insignificant charge to operations; and c) retained Glass & Associates, a management consulting firm, to assist in improving operations and restructuring our credit facilities. In addition, we have retained the investment banking firm of D.A. Davidson to actively explore strategic partnerships or equity financing.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2000, we incurred a net loss of $10.9 million and our current liabilities exceeded our current assets by $42.1 million. We also hold significant amounts of inventory which has been written down by $5.9 million to net realizable value. In addition, we have substantial excess manufacturing capacity (see Note 14 in the consolidated financial statements). As described in Note 9, we were not in compliance with several provisions of our long-term debt agreements as of December 31, 2000, and accordingly, long-term debt totaling $33.6 million has been classified as a current liability. These factors, among others, raise substantial doubt about whether we will be able to continue as a going concern for a reasonable period of time.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues:

                                                       Years Ended December 31,
                                                     ---------------------------
                                                      1998     1999      2000
                                                     ------   ------    ------
               Net revenues                          100.0%   100.0%    100.0%
               Cost of goods sold                     69.5     65.6      89.4
               Gross profit                           30.5     34.4      10.6
               Operating expenses:
               Product development                     1.1      1.2       2.4
               Sales and marketing                     5.6      6.0      14.0
               General and administrative              6.6     10.1      11.9
               Total operating expense                13.3     17.3      28.3
               Income (loss) from operations          17.2     17.1     (17.7)
               Other expense:
               Interest expense                        3.0      5.7       7.4
               Other income expense                    0.3     (0.5)      0.0
               Net other expense                       3.3      5.2       7.4
               Net income (loss) before
                 extraordinary item and
                 income taxes                         13.9%    12.0%    (25.2%)

2000 Compared to 1999

Net revenues decreased 2% from $53.9 million in 1999 to $52.8 million in 2000. We deferred approximately $1.0 million of revenue from the fourth quarter 2000 until the first quarter 2001 to comply with the guidance of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This guidance, among other things, stipulates revenue recognition according to terms of shipment. We expect that adoption of this new accounting guidance will not materially affect cash flows, financial position or results of operations in the future.

The overall decrease in net revenues in 2000 is primarily a result of Jore's shift in sales focus from power tool manufacturers to direct-to-retail sales under licensed or private label brands. Revenues from the OEM channel were $9.6 million in 2000 as compared to $17.7 million in 1999. Revenues from the direct-to-retail channel under licensed brands were $8.3 million in 2000, up from $1.4 million in 1999. Revenues to private label retailers increased slightly to $35.0 million in 2000 from $34.7 million in 1999.

We expect that revenues from the OEM channel will continue to decrease in the future as we focus on growing our sales through the direct-to-retail channels.

Cost of goods sold, excluding inventory and manufacturing variances, increased from $35.3 million in 1999 to $37.5 million in 2000. As a percentage of revenues, cost of goods sold increased from 65.6% in 1999 to 71.0% in 2000. This increase is attributable to aggressive pricing on large sets, volume discounts provided to new retail customers, and increased outgoing freight costs.

Inventory and manufacturing variances: Throughout 2000, we incurred inefficiencies as we continually dealt with, revised and refined equipment installations, cycle times, and process flows. This resulted in lower equipment utilization rates and higher product costs which led to the sharp decline in margins during 2000. During 2000 we incurred $9.8 million of inventory and manufacturing variances related to production inefficiencies, and start-up costs. Of the total, $5.9 million was comprised of excess labor and overhead associated with start-up activities for the nationwide rollout of our fast-change products to The Home Depot, and inventory builds in anticipation of higher revenues for the year. Construction of our new distribution center in the second half of the year, and deployment of additional capital equipment, compounded some of the inefficiencies. The remaining variance amount of $3.9 million consists equally of inventory count variances and shrinkage, extraordinary freight charges for material and product expediting, and higher purchase costs for raw materials.

Our 2001 beginning inventories are stated at market value, and as such, we will not generate profits as we sell this inventory.

Product development expenses increased from $621,000 in 1999 to $1.3 million in 2000, representing a 106.9% increase. Increases in professional and technical staff during 2000 accounted for the majority of the increase. In addition to the labor expensed in 1999 and 2000, we capitalized $1.3 million and $1.5 million respectively, of labor related to equipment constructed in-house. Product development expenses are expected to decrease in 2001 as we scale back certain activities and staffing.

Sales and marketing expenses increased from $3.2 million in 1999 to $7.4 million in 2000, representing a 129% increase. Advertising and promotional expenses grew $2.6 million due to increased retail advertising, primarily intensive in-store consumer education and promotional activities to support the nationwide roll-out at The Home Depot, and promotional activities at other retailers. Higher sales commission expenses and the addition of inside sales professionals during 2000 also contributed to the overall increase. We expect sales and marketing expenses to decrease slightly in 2001.

General and administrative expenses increased from $5.5 million in 1999 to $6.3 million in 2000, or 15%. This growth results from selected staff additions, an increase in professional fees paid to outside consultants and higher depreciation and property taxes. General and administrative expenses are expected to decline in 2001 due primarily to staff reductions that were implemented early in 2001.

Other expense: Net interest expense increased 39%, from $2.8 million in 1999 to $3.9 million in 2000 due to a higher level of debt used to finance our capital expansion program. Interest expense is expected to increase in 2001 as we complete the majority of our vertical integration efforts and correspondingly capitalize a lesser amount of interest, and from anticipated higher interest rates on our operating line of credit. Capitalized interest was $1.1 million in 1999 and $2.2 million in 2000.

Income taxes: Our effective tax rate was 53% (pro forma as restated. See Note 15 to the consolidated financial statements) and 18% in 1999 and 2000, respectively. We provided valuation allowances on our deferred tax assets in 2000, causing the effective rate to decrease from the previous year. The valuation allowances were provided because certain components of our deferred tax assets may expire before they can be utilized. Our effective tax rate varies from year-to-year due to changes in valuation allowances, new or revised tax legislation, and differences in the level of business performed in various tax jurisdictions.

1999 Compared to 1998

Net revenues increased from $44.9 million in 1998 to $53.9 million in 1999, representing a 20.0% increase. Of the $9.0 million increase, sales to existing customers accounted for $6.2 million and sales to new customers accounted for $2.8 million. Most of this increase for new customers resulted from additional sales under the Stanley(R) brand to The Home Depot, Menards and various other outlets.

Cost of goods sold increased from $31.2 million in 1998 to $35.3 million in 1999, representing a 13.3% increase. Cost of goods sold as a percentage of revenues decreased from 69.4% in 1998 to 65.6% in 1999. This decrease is attributable to an increase in sales to direct retailers at better margins, a larger sales volume over which to spread fixed overhead costs, reductions in material costs, and savings related to new manufacturing processes.

Product development expenses increased from $495,000 in 1998 to $621,000 in 1999, representing a 25.4% increase. Professional and technical labor accounted for the majority of the increase as we hired additional engineers and machinists to develop our proprietary products and corresponding processes. Capitalized labor for equipment constructed in-house was $211,000 in 1998 and $1,276,000 in 1999.

Sales and marketing expenses increased from $2.5 million in 1998 to $3.2 million in 1999, representing a 28.7% increase. Advertising and promotion expenses increased by approximately $1.0 million due to increased retail advertising, but this increase was partially offset by a decrease in the sales commission percentage paid to our sales representative. We increased our internal marketing and graphics staff to accommodate increased sales and customer support activities from growing customer diversification.

General and administrative expenses increased from $3.0 million in 1998 to $5.5 million in 1999, representing an 82.8% increase. The increase resulted from the hiring of three new senior level executives as well as increased finance and administrative staff from 67 at December 31, 1998 to 115 at December 31, 1999. Other nonrecurring items which increased general and administrative costs were training and other costs associated with our new management information system, costs associated with our year 2000 computer systems review and compliance, and certain indirect costs associated with our initial public offering.

Other expense increased from $1.5 million in 1998 to $2.8 million in 1999, due to a larger amount of debt and the corresponding increase in interest expense.

Extraordinary item: We incurred an extraordinary expense of approximately $1.0 million in August 1999 related to the termination of our former operating line of credit. We expensed the prepayment penalty and the unamortized financing costs associated with the credit line. The proceeds to extinguish the debt came from our new credit line with First Security Bank.

Pro forma provision for income taxes: The pro forma provision for income taxes reflects the estimated tax expense that we would have incurred had we been subject to federal and state income taxes as a C corporation during the period. The pro forma provision for 1999 reflects a tax rate of 52.7% (as restated, see
Note 15 to the consolidated financial statements), which differs from the federal statutory rate due primarily to the effects of state and foreign taxes and certain tax credits.

Liquidity and Capital Resources

Capital expenditures and financing associated with those expenditures have been primary factors affecting our financial condition during the last four years. Historically, we have funded our operating and investing needs with short-term lines of credit and term loans for equipment purchases and, to a lesser extent, cash provided by operations. Our initial public offering of common stock in September 1999 provided cash of $38.6 million. These proceeds were used to repay debt, distribute the accumulated but undistributed S Corporation earnings of the Company, purchase capital equipment, and invest in marketable securities. Cash, cash equivalents and short-term investments were $477,000 as of December 31, 2000, compared to $7.8 million as of December 31, 1999. This decrease is primarily attributable to funding our 2000 capital acquisitions.

Net cash used by operating activities was $0.9 million in 1998, $12.3 million in 1999 and $1.9 million in 2000. The significant decline in operating cash required for 2000 as compared to 1999 was due to lower cash needs for inventory, accounts payable and accounts receivable, partially offset by the 2000 net loss. We expect the lower cash needs for inventory will continue in 2001.

Net cash used by investing activities was $16.5 million in 1998, $49.7 million in 1999 and $18.0 million in 2000. Acquisitions of plant and equipment decreased from $41 million in 1999 to $26.2 million in 2000. Over the past three years we have made minimum annual purchases of certain drill bit manufacturing machines under an agreement that provides Jore the exclusive right to own and operate the machines. As more fully described in Footnote 14 of Notes to our Consolidated Financial Statements, we have initiated legal action against the manufacturer of these machines for marketing them to our competitors in violation of our agreement. Consequently, we are no longer honoring the terms of the agreement as it relates to minimum annual purchase commitments. In addition, we have substantially completed our vertical integration efforts, and therefore we expect to spend less than $8.0 million for capital equipment acquisitions in 2001.

Net cash provided by financing activities was $17.3 million in 1998, $62.0 million in 1999 and $20.7 million in 2000. Our initial public offering in 1999 provided $38.6 million in cash. Proceeds from long-term borrowings were $24.9 million in 1999 and $18.3 million in 2000. Proceeds from borrowings on our operating line of credit were $11.5 million in 1999 and $10.0 million in 2000.

We have a revolving line of credit with First Security Bank, N.A., with a maximum borrowing limit of $35 million. Advances on the line are limited to 85% of eligible accounts receivable and 65% of eligible inventory. Interest on the revolving credit line is at the prime rate plus one-half percent or, at our option, LIBOR plus 3%. The term of the agreement is through August 2001. This line is secured by receivables, inventory, real estate, equipment and general intangibles. At December 31, 2000, we had outstanding advances of $35 million on this line.

On January 6, 2000, the Company closed a Rural Development Guaranteed Commercial Real Estate Loan through Mountain West Bank, N.A., Missoula Branch, for $8.6 million. The loan is collateralized by real estate and buildings owned by the Company and is personally guaranteed by Matthew B. Jore, the principal shareholder of the Company and our Chief Executive Officer. The terms include a 20-year amortization, monthly payment of $77,734, with interest at the Wall Street Journal Prime Rate plus .5%, adjusted every 5 years, 9% at inception. This loan refinanced short-term debt of $2.5 million from the same lender, which is reflected in Note 9.

We entered into a forbearance agreement in March 2001 that provides us an overadvance limit of $8.1 million on our operating line of credit. In exchange for this forbearance, we have granted second mortgages on certain property and plant equipment and certain officers have provided personal guarantees. The bank forbearance extends to April 30, 2001, at which time it will be reviewed. Our current borrowing base of eligible accounts receivable and inventory supports $21 million in borrowings and the agreement allows us to borrow up to approximately $29 million. We are currently overadvanced by $7.5 to $8 million.

There can be no assurance that we will successfully restructure our debt, or that our creditors will waive their rights under our credit agreements. Without a debt restructuring or extension, or an equity infusion, we will be forced to liquidate our assets.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and established standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The accounting standard is effective for the Company beginning in fiscal 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

In the fourth quarter 2000, the Company applied the guidance of Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This guidance, among other things, stipulates revenue recognition according to terms of shipment. We expect that adoption of this new accounting guidance will not materially effect cash flows, financial position or results of operations in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and short-term investments are at fixed interest rates, and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and marketable securities mature within one year. As a result, we believe that the market risk arising from our holding of these financial instruments is minimal. In addition, all of our current customers pay in U.S. dollars and, consequently, our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

The Company has exposure to interest rate risk from its short-term and long-term debt. The Company's long-term debt is both fixed rate and variable rate. The Company had $42.3 million and $31.3 million of long-term debt with fixed rates at December 31, 2000 and 1999, respectively (see Notes 8 and 9 to the consolidated financial statements for additional information on short-term and long-term borrowings). Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis points increase in interest rates and amounts to $500,274 as of December 31, 2000. The Company does not use derivative financial instruments to manage interest rate risk. The annualized cash flow risk for the variable rate debt based upon a hypothetical 100 basis point increase is estimated at $89,412 as of December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Jore Corporation
Ronan, Montana

We have audited the accompanying consolidated balance sheets of Jore Corporation and subsidiaries (collectively, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jore Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 15, the accompanying 1999 consolidated financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's loss from operations, negative working capital, and noncompliance with long-term debt covenants, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 21, 2001

JORE CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2000                  1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                     $     353,174         $      94,283
  Short term investments                                                                              124,169             7,691,791
  Accounts receivable, net of allowances for doubtful accounts of $142,384
    and $56,645, respectively                                                                      16,081,543            19,031,479
  Shareholder notes receivable                                                                      1,145,753             1,564,219
  Notes receivable from affiliates                                                                     24,754                11,799
  Inventories                                                                                      26,206,127            27,795,284
  Other current assets                                                                              4,535,751             2,494,509
                                                                                                -------------         -------------
           Total current assets                                                                    48,471,271            58,683,364

PROPERTY, PLANT, AND EQUIPMENT, Net                                                                79,882,489            58,560,925

INTANGIBLES AND OTHER LONG-TERM ASSETS                                                                930,046               663,268
                                                                                                -------------         -------------
TOTAL ASSETS                                                                                    $ 129,283,806         $ 117,907,557
                                                                                                =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                              $  11,943,635         $   7,255,786
  Accrued expenses                                                                                  4,348,739             5,966,163
  Operating line of credit                                                                         35,000,000            25,000,000
  Current portion of long-term debt                                                                38,898,805             3,530,287
  Shareholder notes payable                                                                           337,273                81,495
  Other current liabilities                                                                              --                 770,981
                                                                                                -------------         -------------
           Total current liabilities                                                               90,528,452            42,604,712

LONG-TERM DEBT, Net of current portion                                                              3,401,648            27,779,153

DEFERRED INCOME TAX LIABILITIES
                                                                                                    1,394,956             2,769,253
                                                                                                -------------         -------------
           Total liabilities                                                                       95,325,056            73,153,118

COMMITMENTS AND CONTINGENCIES (Notes 1, 8, 9, 11, and 14)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized, 30,000,000 shares; no shares issued or outstanding                                       --                    --
  Common stock, no par value
    Authorized, 100,000,000 shares; issued and
    outstanding, 13,917,191 and 13,826,020 shares, respectively                                    41,235,617            40,757,891
  Deferred compensation - stock options                                                               (25,793)              (16,529)
  Retained earnings (deficit)                                                                      (7,251,074)            4,013,077
                                                                                                -------------         -------------
           Total shareholders' equity                                                              33,958,750            44,754,439
                                                                                                -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 129,283,806         $ 117,907,557
                                                                                                =============         =============
See notes to consolidated financial statements

JORE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2000              1999               1998
                                                                                                     (As Restated
                                                                                                      see Note 15)
NET REVENUES                                                                       $ 52,847,038       $ 53,871,762       $44,888,324

COST OF GOODS SOLD (including  $9.8 million of inventory
  variances in 2000, see  Notes 15 and 16)                                           47,265,837         35,313,825        31,167,724
                                                                                   ------------       ------------       -----------
GROSS PROFIT                                                                          5,581,201         18,557,937        13,720,600

OPERATING EXPENSES:
  Product development                                                                 1,285,035            620,950           495,235
  Sales and marketing                                                                 7,398,908          3,227,881         2,508,818
  General and administrative                                                          6,308,324          5,454,268         2,983,035
                                                                                   ------------       ------------       -----------
     Total operating expenses                                                        14,992,267          9,303,099         5,987,088
                                                                                   ------------       ------------       -----------
INCOME (LOSS) FROM OPERATIONS                                                        (9,411,066)         9,254,838         7,733,512

OTHER (INCOME) EXPENSE:
  Interest expense, net                                                               3,894,623          2,873,674         1,337,938
  Other (income) expense                                                                 18,944            (95,709)          159,059
                                                                                   ------------       ------------       -----------
     Net other expense                                                                3,913,567          2,777,965         1,496,997
                                                                                   ------------       ------------       -----------
MINORITY INTEREST                                                                                                              3,519
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  AND INCOME TAXES                                                                  (13,324,633)         6,476,873         6,240,034

INCOME TAX EXPENSE (BENEFIT)                                                         (2,423,748)         2,544,890              --
                                                                                   ------------       ------------       -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                             (10,900,885)         3,931,983         6,240,034

EXTRAORDINARY ITEM -
  Loss related to early retirement of debt, net of taxes of $106,428                       --              913,952              --

NET INCOME (LOSS)                                                                  $(10,900,885)      $  3,018,031       $ 6,240,034
                                                                                   ============       ============       ===========
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  PER SHARE:
     Basic                                                                         $      (0.79)      $       0.37       $      0.66
     Diluted                                                                       $      (0.79)      $       0.36       $      0.66

EFFECT OF EXTRAORDINARY ITEM ON NET INCOME (LOSS) PER SHARE:
     Basic                                                                         $       --         $      (0.09)      $      --
     Diluted                                                                       $       --         $      (0.09)      $      --

NET INCOME (LOSS) PER SHARE:
     Basic                                                                         $      (0.79)      $       0.28       $      0.66
     Diluted                                                                       $      (0.79)      $       0.28       $      0.66

SHARES USED IN CALCULATION OF INCOME (LOSS) PER SHARE:
     Basic                                                                           13,857,294         10,653,247         9,412,497
     Diluted                                                                         13,857,294         10,893,393         9,435,777

PRO FORMA DATA (UNAUDITED):
  Net income                                                                               --         $  3,018,031       $ 6,240,034
  Proforma provision for income taxes                                                      --         $  1,303,057       $ 2,343,193
  Pro forma net income                                                                     --         $  1,714,974       $ 3,896,841

PRO FORMA NET INCOME PER SHARE (UNAUDITED):
  Basic                                                                                    --         $       0.16       $      0.41
  Diluted                                                                                  --         $       0.16       $      0.41

See notes to consolidated financial statements.

JORE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
----------------------------------------------------------------------------------------------------------------------
                                                     Common Stock             Deferred       Retained
                                            -------------------------------   Compensa-      Earnings
                                                Shares          Amount          tion        (Deficit)         Total
BALANCE, JANUARY 1, 1998                         9,390,521   $   736,392   $      --      $  1,784,420    $  2,520,812

     Common stock issued                            63,587       757,000                                       757,000
     Common stock issued for land                   54,436       195,048                                       195,048
     Shareholder distributions                                                              (3,425,127)     (3,425,127)
     Noncash compensation - stock options                                        1,623                           1,623
     Deferred compensation - stock options                         6,491        (6,491)                           --
     Net income                                                                              6,240,034       6,240,034
                                                ----------   -----------   -----------    ------------    ------------

BALANCE, DECEMBER 31, 1998                       9,508,544     1,694,931        (4,868)      4,599,327       6,289,390

     Common stock issued for land                   14,256        82,302                                        82,302
     Common stock warrants                                       311,629                                       311,629
     Common stock , initial public
       offering, net                             4,300,000    38,609,246                                    38,609,246
     Exercise of stock options                       3,220        23,846                                        23,846
     Noncash compensation - stock options                                       24,276                          24,276
     Deferred compensation - stock options                        35,937       (35,937)                           --
     Shareholder distributions                                                              (3,604,281)     (3,604,281)
     Net income (as restated, see Note 15)                                                   3,018,031       3,018,031
                                                ----------   -----------   -----------    ------------    ------------

BALANCE, DECEMBER 31, 1999                      13,826,020    40,757,891       (16,529)      4,013,077      44,754,439

     Common stock issued                            37,500       150,000                                       150,000
     Common stock purchased through ESPP            29,675       135,579                                       135,579
     Exercise of stock options                      23,996       143,766                                       143,766
     Noncash compensation - stock options                                       21,429                          21,429
     Deferred compensation - stock options                        30,693       (30,693)                           --
     Tax benefit attributable to appreciation
       of common stock options exercised                          17,688                                        17,688
     Shareholder distributions                                                                (363,266)       (363,266)
     Net loss                                                                              (10,900,885)    (10,900,885)
                                                ----------   -----------   -----------    ------------    ------------
BALANCE, DECEMBER 31, 2000                      13,917,191   $41,235,617   $   (25,793)   $ (7,251,074)   $ 33,958,750
                                                ==========   ===========   ===========    ============    ============


See notes to consolidated financial statements.

JORE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   2000               1999                 1998
                                                                                                  (As Restated,
                                                                                                   See Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $(10,900,885)       $  3,018,031        $  6,240,034
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
    Depreciation and amortization                                                 4,894,796           2,479,596           1,129,247
    Deferred income taxes                                                        (2,328,527)          2,328,527
    Extraordinary item, early retirement of debt, before tax                                          1,020,380
    Provision for inventory obsolescence                                          1,351,728             287,218              24,552
    Changes in operating assets and liabilities:
      Accounts receivable                                                         2,796,738          (4,430,498)         (8,587,968)
      Inventories                                                                   237,433         (20,011,004)         (3,356,048)
      Other current assets                                                       (1,087,013)         (1,169,059)           (771,949)
      Accounts payable                                                            4,687,849             149,726           3,643,664
      Accrued expenses                                                           (1,617,421)          3,892,461             831,615
      Other current liabilities                                                      79,379             183,171             (22,107)
                                                                               ------------        ------------        ------------
          Net cash used by operating activities                                  (1,885,923)        (12,251,451)           (868,960)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (26,199,344)        (41,018,613)        (15,216,599)
  Increase in intangibles and other long-term assets                               (298,727)           (911,207)           (862,686)
  Advances on notes receivable                                                                           (7,500)            (25,000)
  Proceeds on notes receivable                                                                           30,176                 560
  Advances on shareholder notes receivable                                         (108,245)         (2,909,618)         (1,077,893)
  Proceeds on shareholder notes receivable                                          526,711           2,604,382
  Advances on notes receivable from affiliates                                      (12,955)             (1,800)           (326,272)
  Proceeds on notes receivable from affiliates                                                           73,918             304,933
  Purchase of investments                                                                            (7,691,791)
  Proceeds from sale of investments                                               7,567,622
  Other, net                                                                         17,936             152,253             676,788
                                                                               ------------        ------------        ------------
           Net cash used by investing activities                                (18,507,002)        (49,679,800)        (16,526,169)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to shareholders                                               (363,266)         (3,604,281)         (3,425,127)
  Proceeds from initial public offering, net                                                         38,609,246
  Proceeds from options exercised                                                   143,766              23,846
  Proceeds from employee stock purchase plan                                        135,579
  Capital contributions                                                             150,000                                 757,000
  Proceeds from long-term debt                                                   18,274,514          24,887,217          17,149,307
  Payments on long-term debt                                                     (7,283,501)        (10,165,315)         (6,016,653)
  Proceeds from short-term debt                                                     744,078          15,120,487
  Payments on short-term debt                                                    (1,149,353)        (14,355,597)
  Proceeds from operating line of credit, net                                    10,000,000          11,475,195           8,851,867
                                                                               ------------        ------------        ------------
           Net cash provided by financing activities                             20,651,817          61,990,798          17,316,394
                                                                               ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                258,892              59,547             (78,735)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         94,283              34,736             113,471
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $    353,175        $     94,283        $     34,736
                                                                               ============        ============        ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
  Interest (net of amounts capitalized)                                        $  4,408,412        $  2,839,645        $  1,368,383
  Income taxes                                                                      131,097

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  AND INVESTING ACTIVITIES:
  Property acquired under capital leases                                       $ 11,510,704        $ 21,514,918        $     76,466
  Warrants issued with debt                                                            --               311,629                --
  Common stock issued for land                                                         --                82,302             195,048

See notes to consolidated financial statements

JORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - Jore Corporation (Jore) is a Montana corporation engaged in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. Jore sells its products under its own licensed Stanley(R) label and under private labels to the industry's largest power tool retailers and manufacturers.

Reorganization - Prior to its initial public offering (IPO) on September 23, 1999, Jore merged with two affiliated companies. Because these business combinations were with companies under common control, the mergers were accounted for in a manner similar to a pooling-of-interests. The combined entities included Montana American Manufacturing Corporation (MAMC) and Montana American Equipment, LLC (MAE).

MAMC, a Montana corporation, was formed March 26, 1996. On October 1, 1998, MAMC merged with Jore, and the former MAMC shareholders received 360,654 shares of the Company's common stock.

MAE, a Montana  limited  liability  company,  was formed  September 9, 1996.  On
January  1,  1999,   Jore  acquired  the  assets  of  MAE,  net  of  outstanding indebtedness, in exchange for 452,774 shares of the Company's common stock.

Principles of Consolidation - The financial statements include the accounts of Jore Corporation and its subsidiaries which include MAMC, MAE, JB Tool, LLC (JB
Tool), and Jore International Ltd. (collectively referred to as the "Company"). Intercompany transactions and balances have been eliminated. JB Tool, LLC was dissolved on July 1, 2000, and all of its assets and liabilities were distributed to and assumed by Jore Corporation effective as of that date.

Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $10.9 million, and as of December 31, 2000, the Company's current liabilities exceeded its current assets by $42.1 million. The Company also holds significant amounts of inventory which has been written down by $5.9 million to net realizable value. In addition, the Company has substantial excess manufacturing capacity and has entered into an agreement to make additional purchases of equipment as discussed in Note 14. As described in Notes 8 and 9, the Company was not in compliance with several provisions of its debt agreements as of December 31, 2000 and, accordingly, long-term debt totaling $33.6 million, has been classified as a current liability. These factors, among others, raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

Management is taking several steps to improve financial performance and enhance shareholder value. First, the senior management team is being strengthened through the addition of a new vice president of sales and marketing, and a new financial controller. Jore is also seeking a new president and chief operating officer. Second, the Company has reduced its workforce from approximately 600 employees at February 1, 2000 to approximately 300 employees currently. Third, Jore is restructuring its internal sales organization and winding down its relationship with a third party sales organization. Lastly, the Company has hired an outside consultant to assist with debt restructuring, and an investment banking firm to explore other strategic alternatives.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are susceptible to change in the near-term relate to the determination of inventory obsolescence reserves, and the estimated cash flows used in evaluating recoverability of long-lived assets.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short term Investments - Short-term investments consist of FNMA Notes, US Treasury Notes, and Certificates of Deposit, which mature in one year or less, and are classified as held-to-maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments classified as held-to-maturity are reported at amortized cost.

Inventories - Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company provides for obsolete and unsaleable inventories based on management's evaluation of current demand and recent usage.

Barter Transactions - In December 2000, the Company entered into a barter transaction whereby inventories in the amount of $1.0 million, at cost, were exchanged for trade credits of $1.4 million. The Company expenses the capitalized barter credits over a three-year period, or as they are used. Capitalized barter credits amounted to approximately $1.0 million at December 31, 2000. The trade credits expire in December 2003. The Company accounts for such transactions at the lower of the net realizable value of the inventory or the barter credits.

Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Cost includes acquisition, delivery, set-up, and interest costs incurred prior to actual production. Betterments that significantly improve equipment utilization or output, or extend useful lives, are recorded as additions to cost. Maintenance and repairs are charged to expense as incurred.

Depreciation of buildings, most manufacturing equipment, and office equipment is recorded using the units of production method and straight-line methods over the following useful lives:

          Buildings                                                40 years
          Land and leasehold improvements                       10-15 years
          Plant, tooling, and packaging equipment                5-10 years
                                                        units of production
          Office equipment and furniture                          3-7 years
          Vehicles                                                  5 years

Intangibles and Other Assets - Patents and trademarks are amortized on a straight-line basis over their estimated useful lives of 17 years. Deferred financing costs incurred in connection with borrowings are capitalized and amortized to interest expense over the life of the related obligation.

Revenue Recognition - Revenues from sales of product are generally recognized upon shipment, or when received by the customer, depending on shipping terms. Provision for estimated sales returns and allowances is recorded at the time of sale. The effect of implementing Staff Accounting Bulletin 101 in the fourth quarter of fiscal year 2000, combined with accounting for the arrangement with a new customer, resulted in the deferral of approximately $1.0 million of revenue from fiscal year 2000 into fiscal year 2001. The effect on net income was not significant.

Product Development - Product development expenses consist principally of personnel costs and material associated with the development of new products and changes to existing products, which are charged to operations as incurred.

Advertising and Promotion - Costs associated with advertising and promoting products are expensed as incurred.

Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value. An asset is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value.

Net Income (Loss) Per Common Share - Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the net loss in fiscal year 2000, the number of shares used for basic and diluted net income per share is the same, because the effect of including the additional 111,383 potentially dilutive common shares would be antidilutive.

The following  table  reconciles the number of shares utilized in the net income
(loss) per share calculations:


                                                                Years Ended December 31,
                                               -----------------------------------------------------------
                                                   2000                    1999                  1998

Numerator - income (loss) available
  to common shareholders                       $(10,900,885)            $ 3,018,031            $6,240,034

Denominator - weighted average number
  of common shares outstanding:
  Common shares-- basic                          13,857,294              10,653,247             9,412,497

  Effect of dilutive stock options                                          240,146                23,280
                                               ------------             -----------            ----------

  Common shares-- diluted                        13,857,294              10,893,393             9,435,777
                                               ============             ===========            ==========


Stock Split - A 216.017-for-1 split of the Company's common stock was effected on May 12, 1999. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively to reflect the split.

Deferred Income Taxes - The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

Pro forma Consolidated Income Statement Data - The unaudited pro forma results of operations information includes a pro forma income tax provision for each of the two years ended December 31, 1999 and 1998, assuming effective tax rates of 52.7% and 37.6%, respectively (see Note 12), comparable to what would have been reported had Jore operated as a C Corporation during the years ended December 31, 1998 and the entire year ended December 31, 1999. Prior to the Company's IPO, it was treated as an S corporation for income tax purposes.

Extraordinary Item - On August 27, 1999, the Company recorded an extraordinary expense of approximately $1.0 million from the termination of its operating line of credit. The extraordinary expense consisted of a prepayment penalty and the remaining unamortized financing costs, net of taxes. The proceeds to extinguish the debt came from a newly established credit line.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, and established standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard is effective for the Company on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company.

Financial Instruments - Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, short-term investments, notes receivable, and accounts payable approximates fair value because of the short-term maturity of those instruments. The Company has estimated the fair value of accounts receivable discounted based on average outstanding days, at the interest rate of the Company's credit line at December 31, 2000. The fair value of long-term debt with variable interest rates approximates the carrying amount as the borrowings are at adjustable interest rates which reprice based on fluctuations in market conditions and the level of operating cash flow of the Company. The fair value of the Company's long-term debt with fixed interest rates was based on the estimated equivalent rate on the last business day of the year. The following is a summary of the carrying amounts and estimated fair values for the Company:

                                                  2000                               1999
                                ----------------------------------- ----------------------------------
                                     Carrying         Estimated           Carrying          Estimated
As of December 31                     Amount          Fair Value            Amount          Fair Value

Cash and cash equivalents          $   353,174        $   353,174        $    94,283        $    94,283
Short-term investments                 124,169            124,169          7,691,791          7,676,100
Accounts receivable                 16,081,543         15,580,683         19,031,479         18,703,640
Notes receivable                        24,754             24,754             11,799             11,799
Accounts payable                    11,943,635         11,943,635          7,255,786          7,255,786
Long-term debt - variable            8,941,217          8,941,217         11,083,331         11,083,331
Long-term debt - fixed              33,359,236         33,270,927         20,226,109         20,138,032

Comprehensive Income - The Company classifies components of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income as a separate component of shareholder's equity in the consolidated balance sheets. There were no other components of comprehensive income other than the net income (loss) during the periods covered by the accompanying financial statements.

Significant Customers - A majority of the Company's sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for each of the three years in the period ended December 31, 2000 and receivables from customers who individually accounted for 10% of total receivables at December 31, 2000 and 1999 are as follows:

                                             2000           1999           1998
Sales to:
  Customer A                                 55.8%          58.3%          60.2%
  Customer B                                 15.6            2.7            0.0
  Customer C                                  9.7           22.8           17.2
  Customer D                                  8.5           10.0           14.5
                                            -----          -----          -----
                                             89.6           93.8           91.9
All other customers                          10.4            6.2            8.1
                                            -----          -----          -----
                                            100.0%         100.0%         100.0%
                                            =====          =====          =====

                                                         2000               1999

Receivables from:
Customer A                                                72.9%            69.5%
Customer B                                                10.3              0.0
Customer C                                                 2.7             18.1
                                                         -----            -----
                                                          85.9             87.6
   All other customers                                    14.1             12.4
                                                         -----            -----
                                                         100.0%           100.0%
                                                         =====            =====


Sales are made without collateral and bad debt expense for the years ended December 31, 2000, 1999 and 1998 was $151,234, $56,645, and $-0-, respectively.

Interest Costs - Interest costs are capitalized for assets that are constructed or produced by/for the Company. Capitalized interest costs for the years ended December 31, 2000 and 1999 were $2.1 million and $1.1 million, respectively.

Reclassifications - Certain prior year balances have been reclassified to conform to the current year classifications.

SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 2000 and 1999 consist of the following:

                                                      2000               1999

Certificates of deposit                            $  124,169         $  558,712
FNMA securities                                                        4,143,105
U.S. Treasury notes                                                    2,989,974
                                                   ----------         ----------
Short term investments                             $  124,169         $7,691,791
                                                   ==========         ==========

4.  INVENTORIES

Inventories consist of the following as of December 31, 2000 and 1999 (work-in-progress includes finished sub-assemblies, which can be sold in bulk or added to a packaged set):

                                                   2000                1999

Component parts/raw materials                  $ 10,464,839        $ 13,135,170
Work-in-progress                                 11,077,262          11,880,460
Finished goods                                    6,438,675           3,268,239
Obsolescence reserve                             (1,774,649)           (488,585)
                                               ------------        ------------
Inventories                                    $ 26,206,127        $ 27,795,284
                                               ============        ============

5.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following as of December 31, 2000 and 1999:

                                                      2000              1999

  Buildings and leasehold improvements           $ 12,468,396      $  7,478,959
  Land and land improvements                        2,579,985         2,557,169
  Plant, tooling, packaging equipment              53,920,033        24,436,751
  Office equipment and furniture                    3,149,867         2,264,524
  Vehicles                                            109,259           279,654
  Construction-in-progress                            241,401         3,828,129
  Machinery-in-progress                            16,757,511        22,212,966
                                                 ------------      ------------
                                                   89,226,452        63,058,152
  Accumulated depreciation                         (9,343,963)       (4,497,227)
                                                 ------------      ------------
Property, plant, and equipment, net              $ 79,882,489      $ 58,560,925
                                                 ============      ============

6.  OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2000 and 1999:

                                                     2000               1999

Deferred tax assets                                $1,394,956         $  440,726
Supplies inventory                                  1,072,063            767,648
Barter credits                                      1,024,816
Prepaid expenses and other                            885,099          1,207,531
Income tax receivable                                 131,097
Other receivables                                      27,720             47,704
Notes receivable                                                          30,900
                                                   ----------         ----------
Other current assets                               $4,535,751         $2,494,509
                                                   ==========         ==========

7.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2000 and 1999:

                                                        2000              1999

Notes payable at 6.75%                                                  $660,346
Income taxes payable                                                     109,933
Other current liabilities                                                    702
                                                      --------          --------
Other current liabilities                                 None          $770,981
                                                      ========          ========

8.  LINE OF CREDIT

The Company has an accounts receivable and inventory revolving line of credit with First Security Bank with a maximum borrowing limit of $35 million at December 31, 2000.

Advances on the line are limited to 85% of eligible accounts receivable and 65% of inventory. Interest on the revolving credit line advances is at prime plus one-half of a percent or LIBOR plus 3% at the Company's option (10.25% and 9.00% at December 31, 2000 and 1999, respectively). The term of the agreement is through August 2001, and the agreement contains personal guarantees by certain Company shareholders. Outstanding advances on the line at December 31, 2000 were $35 million. This line is secured by receivables, inventory, patents and general intangibles.

The line of credit requires the following financial ratio covenants: (i) current ratio not less than 1:1; (ii) leverage ratio not to exceed 2.5 to 1; and (iii) funded debt to EBITDA not to exceed 4.25 to 1. As of December 31, 2000, the Company was not in compliance with any of these covenants.

The bank and the Company completed and signed a forbearance agreement related to the line of credit on March 21, 2001 that provides an over advance limit of $8.1 million. The Company's borrowing base on March 21, 2001 supported approximately $21 million in borrowings and the agreement allows borrowings up to $29 million. As of March 21, 2001, the Company is currently over advanced by approximately $7.5 to $8.0 million. This forbearance extends to April 30, 2001, at which point it will again be reviewed.

9.  LONG-TERM DEBT

As of December 31, 2000 and 1999, the Company has entered into numerous long-term borrowings with various financial institutions, primarily to finance the purchase of manufacturing equipment. Unless otherwise noted, the following long-term obligations require monthly principal and interest payments, and are secured by underlying equipment.

                                                                    2000          1999

Notes payable:
       Due July 2002, interest at 9.87%*                        $   141,025   $   219,172
       Due January 2003, interest at prime plus 2%*
         (11.50% at December 31, 2000)                               59,194        85,529
       Due March 2003, interest at 8.90%                                          869,778
       Due March 2003, interest at 8.90%                            934,905
       Various notes payable due November 2003*
        through June 2004, interest rates from 7.00% to 9.00%        49,124        67,959
       Due June 2004, interest at 9.37%                             440,156       533,069
       Due June 2004, interest at 9.66%                             474,892       583,688
       Due October 2004, interest at 8.96%*                         519,004       627,626
       Due October 2004, interest at 8.96%*                         692,010       836,837
       Due December 2004, interest at 8.97%*                      1,485,045     1,780,531
       Due December 2004, interest at 8.97%*                        421,916       505,850
       Due December 2004, interest at 9.74%*                        231,394       276,518
       Due December 2004, interest at 9.87%*                         78,498        93,754
       Due February 2005, interest at 8.85%                         567,248       677,231
       Due August 2005, interest at 7.8%                            631,444       741,669
       Due October 2005, interest at 8.095%                         637,113       742,572
       Due January 2020, interest at 9.00%                                      2,500,000
       Due January 2020, interest at 9.00%*                       8,483,984
                                                                -----------   -----------
       Total notes payable                                      $15,846,952   $11,141,783
                                                                ===========   ===========

*As of December 31, 2000, these notes are in violation of debt covenants or default provisions.


Capital lease obligations
   Various leases due July 2001 to December 2003,
   interest from 6.844% to 18.924%               $     99,013    $    173,641
Due November 2002, interest at 7.990%                   7,168          10,937
Due June 2003, interest at 7.9%                        14,548          19,732
Various leases due November 2004 to July 2005,
   interest from 6.658% to 6.759%                      85,267         102,106
Due July 2005, interest at 9.121%*                    335,628         385,659
Due July 2005, interest at 8.447%*                    767,211         884,356
Due October 2005, interest at 7.771%*                 556,362         637,607
Due November 2005, interest at 10.219%                202,707
Due December 2005, interest at 7.996%*                300,386         342,258
Due January 2006, interest at 7.148%                   32,520
Due January 2006, interest at 8.13%*                  382,890         447,302
Due April 2006, interest at 8.271%*                   295,718         333,774
Due June 2006, interest at 8.926%*                    249,714         283,394
Due June 2006, interest at 9.495%*                  1,565,244       1,772,263
Due June 2006, interest at 8.916%*                  1,282,592       1,455,645
Due July 2006, interest at 8.924%*                    421,973         477,818
Due August 2006, interest at 9.140%*                  169,163         190,966
Due August 2006, interest at 9.140%*                  767,537         866,460
Due September 2006, interest at 9.172%*               715,136         805,493
Due November 2006, interest at 9.275%*              3,028,965       3,396,419
Due February 2007, interest at 9.250%                                  79,710
Due February 2007, interest at 9.250%                                 114,631
Due March 2007, interest at 9.250%                                    685,875
Due March 2007, interest at 9.250%                                    399,584
Due March 2007, interest at 9.724%*                 2,295,073
Due April 2007, interest at 9.230%*                 1,293,340       1,446,623
Due April 2007, interest at 9.250%                                  1,120,699
Due April 2007, interest at 9.233%*                   960,143
Due April 2007, interest at 9.233%*                   799,572
Due May 2007, interest at 9.250%                                    1,810,000
Due June 2007, interest at 9.261%*                  2,317,412
Due June 2007, interest at 9.261%*                  1,947,625
Due July 2007, interest at 8.954%*                    729,477
Due July 2007, interest at 9.250%                                     630,000
Due September 2007, interest at 10.642%*              582,533
Due November 2007, interest at 10.00%*                617,429
Due December 2007, interest at 9.196%*              3,282,550
Due December 2007, interest at 9.500%*                178,078       1,181,022
Due January 2008, interest at 9.500%*                 170,527         113,685
                                                 ------------    ------------
Total capital lease obligations                    26,453,501      20,167,659
                                                 ------------    ------------
Total long-term debt                               42,300,453      31,309,440
Less current portion                              (38,898,805)     (3,530,287)
                                                 ------------    ------------
Total long-term debt                             $  3,401,648    $ 27,779,153
                                                 ============    ============

*As of December 31, 2000, these capital lease obligations were in violation of debt covenants or default provisions.

As of December 31, 2000, scheduled future maturities of long-term debt are as follows:

                                                    Obligations under
                                     Notes Payable   Capital Leases      Total

Year ending December 31:
2001                                 $ 1,644,062   $  5,976,272    $  7,620,334
2002                                   1,768,755      5,821,954       7,590,709
2003                                   2,714,594      5,804,150       8,518,744
2004                                   1,797,275      5,789,800       7,587,075
2005                                     487,989      5,880,308       6,368,297
Thereafter                             7,434,277      6,457,096      13,891,373
                                     -----------   ------------    ------------

Subtotal                              15,846,952     35,729,580      51,576,532
Less amounts representing interest          --       (9,276,079)     (9,276,079)
                                     -----------   ------------    ------------
                                     $15,846,952   $ 26,453,501    $ 42,300,453
                                     ===========   ============    ============

Several of these long-term debt obligations have financial covenant requirements which were not met as of December 31, 2000. Accordingly, long-term debt totaling $33.6 million, has been classified as a current liability.

The Company has requested from its nineteen equipment lenders a three-month forbearance on all interest and principal due them. As of March 21, 2001, seven of the nineteen lenders have agreed to this forbearance and the remaining twelve lenders have requested additional information.

10.  SHAREHOLDERS' EQUITY

Authorized Shares - On May 11, 1999, the Articles of Incorporation were amended to increase the authorized number of shares of the Company's common stock from 50,000 to 100,000,000 shares of no par value common stock and to authorize 30,000,000 shares of no par value preferred stock. On May 12, 1999, the Company effected a 216.017-for-1 split of the Company's common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively to reflect the stock split.

Public Offering - On September 23, 1999, the Company completed an initial public offering (the IPO) in which it raised net proceeds of $38.6 million, including exercise of the overallotment option. A portion of the net proceeds was used to repay debt, fund a distribution to shareholders representing previously taxed but undistributed S corporation earnings, and acquire capital equipment.

S Corporation Dividend - The Board of Directors declared a dividend to shareholders of record on September 22, 1999, equal to the amount of accumulated but undistributed S corporation earnings of the Company. This dividend was distributed to such shareholders on a pro rata basis depending on the number shares of common stock held by each shareholder, and the number of days in 1999 that each shareholder held such shares. The total dividend was $4.0 million. The difference between the S corporation distribution and historical retained earnings consists primarily of temporary differences between book and tax income, prior year distributions in excess of accumulated adjustment account, effect of elimination entries and retained earnings of the subsidiaries.

Dividend Restrictions - Under certain loan covenants associated with its line of credit facility, the Company is restricted from declaring or paying dividends, or from purchasing, redeeming, retiring or otherwise acquiring for value any of its shares of stock, or from otherwise distributing property to shareholders with some limited exceptions.

11.  STOCK OPTION, STOCK WARRANTS, AND STOCK PURCHASE PLANS

1997 Stock Plan - On September 15, 1997, the Board of Directors approved the implementation of the 1997 Stock Plan (the Stock Plan). The Stock Plan provides employees an opportunity to purchase shares of stock which qualify as incentive stock options under the Internal Revenue Code (the Code). Employees, outside directors, and consultants of the Company may purchase shares of stock under nonqualified stock options. The Stock Plan also provides for the direct award or sale of shares to employees, outside directors, and consultants of the Company. Options granted under the Stock Plan generally expire ten years from the date of grant and typically vest over a period of four years such that 20% vests immediately and an additional 20% vests after each additional year of continuous service. As of December 31, 2000, 762,620 shares remained available out of a total of 2,400,000 shares of stock authorized as available under the Stock Plan.

Activity and price information regarding the options are summarized as follows:

                                                     2000                       1999                       1998
                                             ------------------------  --------------------------  -------------------------
                                                              Weighted                   Weighted                   Weighted
                                                               Average                    Average                   Average
                                                              Exercise                   Exercise                   Exercise
                                                 Shares         Price        Shares        Price         Shares      Price

   Outstanding at beginning
     of year                                 $ 1,508,166       $   7.69       422,312     $   4.42         None
   Granted                                       183,916           6.84     1,089,074         8.95       422,312    $   4.42
   Exercised                                     (23,996)          5.93        (3,220)        7.41
   Cancelled                                     (57,922)          8.76           --            --            --
                                             -----------                   ----------                 ----------

Outstanding at end of year                     1,610,164           7.58     1,508,166         7.69       422,312        4.42
                                             ===========                   ==========                 ==========

   Options exercisable at
     end of year                               1,057,744                      516,004                     84,482
                                             ===========                   ==========                 ===========

   Weighted average fair
     value of options granted
     during year                             $      4.91                   $     3.08                 $     0.14
                                             ===========                   ==========                 ===========

Information regarding stock options outstanding and exercisable as of December 31, 2000 is summarized as follows:

                                         Options Outstanding                       Options Exercisable
                             --------------------------------------------       ---------------------------
                                               Weighted-
                                                Average
                                 Number        Remaining      Weighted-            Number       Weighted-
                             Outstanding at    Contractual     Average           Outstanding     Average
                                                                                     at
Range of                     December 31,        Life         Exercise          December 31,     Exercise
Exercise Prices                  2000         (in years)        Price               2000          Price

$4.42                           406,431             7.75        $    4.42          242,272        $    4.42
$5.25 - 5.88                    117,500             9.38        $    5.64           89,500        $    5.68
$7.06 - 8.81                    451,080             8.41        $    8.07          268,391        $    7.79
$9.10 - 11.63                   635,153             8.36        $    9.43          457,581        $    9.62
                              ---------        ---------        ---------        ---------        ---------
$4.42 - 11.63                 1,610,164             8.29        $    7.58        1,057,744        $    7.69
                              =========        =========        =========        =========        =========


The Company has elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. All options granted through December 31, 2000 have been granted at an option price at or greater than fair market value on the date of grant. Accordingly, the Company has recognized no compensation expense for employees during the years ended December 31, 2000, 1999 and 1998. The Company did record compensation expense of $21,429, $24,276 and $1,623 for options granted to non-employees for the years ended December 31, 2000, 1999 and 1998, respectively.

To estimate compensation expense that would be recognized under SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the modified Black-Scholes option pricing model. The following assumptions for options granted, and the corresponding compensation expense are shown in the table below:

                                                     2000                     1999                  1998

Risk-free interest rate                         5.67% - 6.04%              4.21% - 6.28%                4.21%
Expected volatility                                 78.26%                   0% - 36.33%                  0%
Dividend yield                                       0                          0                         0
Expected life (years)                                6                        2 to 6                      6

Compensation expense                            $    837,751               $  583,797             $   12,797
Net income (loss) as reported                    (10,900,885)               3,018,031              6,240,034
Pro forma net income (loss)                      (11,738,636)               2,434,234              6,227,237
Pro forma EPS - basic                                 $(0.85)                   $0.23                  $0.66
Pro forma EPS - diluted                               $(0.85)                   $0.22                  $0.65


In February 1999, the Company granted nonqualified options to purchase 311,064 shares of common stock to certain directors. The options are fully vested. These nonqualified options were granted outside of the Stock Plan. Because these fall under APB 25 there is no compensation value recognized.

In February 1999, the Company granted warrants to purchase 11,881 shares of the Company's common stock in exchange for services to be provided in connection with the Company's IPO.

On April 7, 1999, the Company closed a loan for $2 million from D.A. Davidson & Co., who were the managing underwriters of the Company's IPO. The rate is 6.5% plus warrants to purchase 71,933 shares of common stock at an exercise price of $10.00 per share. The debt was subsequently paid at the closing of the IPO. The warrants expire three years from the date of grant.

From June 4 to June 11, 1999, the Company closed short-term loans with various unrelated parties for a total of $4,045,000. Rates range from 6.5% to 7.0% plus warrants to purchase 201,800 shares of the Company's common stock at $9.10 to $10.00 per share. All except $146,909 was paid at the closing of the IPO. The warrants expire three years from the date of grant, and have an estimated fair value of $174,600. The proceeds of the debt were allocated between the debt and the warrants based on the relative fair value of the two securities on the date of issuance. The portion allocated to the warrants is being accreted to interest expense over the term of the debt agreement.

From July 14 to August 9, 1999, the Company closed short-term loans with various unrelated parties for a total of $7,390,000. Rates range from 6.5% to 7% plus warrants to purchase 325,600 shares of the Company's common stock at $9.10 to $10.00 per share. All except $513,438 was subsequently paid at the closing of the IPO. The warrants expire three years from the date of the grant, and have an estimated fair value of $137,299. The proceeds of the debt were allocated between the debt and the warrants based on the relative fair value of the two securities on the date of issuance. The portion allocated to the warrants is being accreted to interest expense over the term of the debt agreement.

On December 22, 2000, the Company closed a transaction with a private investor, issuing 37,500 shares and a warrant to purchase 15,000 shares of common stock of the Company at an exercise price of $5.00. The warrant extends for three years from the date of the grant and has an estimated fair value of $16,476. The proceeds from this transaction were used for general corporate purposes.

1999 Employee Stock Purchase Plan - Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 1,000,000 shares of common stock to its eligible employees who work more than 20 hours each week and are employed more than five months in any calendar year. Employees who own 5% or more of the Company's common stock are not eligible to participate in the Plan. Under the terms of the Plan, eligible employees can choose payroll deductions each year of up to 15% of their gross base pay. Such deductions are applied toward the discounted purchase price of the common stock. The purchase price of the common stock is 85% of the fair market value of the stock as defined in the Plan. Approximately 40% of eligible employees have participated in the Plan since its inception on December 31, 1999. Under the Plan, the Company sold 29,675 shares to employees in 2000.

12. INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2000 and 1999:

                                                               2000                     1999

Current income tax expense (benefit)
    Federal                                                $   (64,196)                $  216,363
    State                                                      (31,025)
                                                           -----------                 ----------
Total current income tax expense (benefit)                     (95,221)                   216,363
                                                           -----------                 ----------
Deferred income tax expense (benefit)
    Federal                                                 (1,448,220)                 2,105,057
    State                                                     (880,307)                   223,470
                                                           -----------                 ----------
Total deferred income tax expense (benefit)                 (2,328,527)                 2,328,527
                                                           -----------                 ----------
Total income tax expense (benefit)                         $(2,423,748)                $2,544,890
                                                           ===========                 ==========

A reconciliation of the federal statutory income tax rate and the Company's effective income tax rates follows:


                                                                     Year Ended December
                                                     ------------------------------------------------
                                                        2000               1999            1998
                                                                        (Pro forma)     (Pro forma)

Federal statutory income tax rate                        (34.0)%          34.0%           34.0%
State income taxes                                        (4.5)            4.5             4.5
Native American employment credit                         (0.8)           (2.9)           (1.2)
Foreign sales corporation                                 (0.1)           (1.5)             --
Meals and entertainment                                    0.1             0.2             0.2
Other                                                     (0.9)           (0.8)            0.1
Conversion to C Corporation                                               19.2
Valuation allowance                                       22.0              --              --
                                                         -----            ----            ----
Effective tax rate                                       (18.2)%          52.7%           37.6%
                                                         =====            ====            ====

The components of the net deferred tax assets and liabilities recognized on the accompanying balance sheets are as follows:

                                                          2000                               1999
                                             ----------------------------------- ---------------------------------
                                                Current          Long-Term            Current         Long-Term

   Deferred tax assets:
    Net operating loss carryover              $                  $ 8,033,301          $   --           $      --
    Inventory obsolescence reserves              540,317                               268,000
    Allowance for sales returns
      and bad debts                              701,908                                22,000
    Accrued vacation and wages                   152,731                               151,000
    General business credits
      carryover                                                      240,668
    Valuation allowance                                           (2,447,003)
                                              ----------         -----------          --------         -----------
          Total deferred tax assets           $1,394,956         $ 5,826,966          $441,000         $      --
                                              ----------         -----------          --------         -----------
Deferred tax liabilities:
    Depreciation                                                  (6,741,638)                           (2,769,000)
    Other                                                           (480,284)
                                              ----------         -----------          --------         -----------
    Total deferred tax liabilities                                (7,221,922)                           (2,769,000)
                                              ----------         -----------          --------         -----------
Net deferred income tax
  asset (liability)                           $1,394,956         $(1,394,956)         $441,000         $(2,769,000)
                                              ==========         ===========          ========         ===========


As of December 31, 2000, the Company has recorded a valuation allowance of approximately $2.4 million against its deferred tax assets. The Company had available at December 31, 2000 unused tax operating loss carryovers of approximately $20.9 million, which may be applied against future taxable income, and expire in 2020.

Pro Forma Income Taxes (Unaudited) - Prior to filing its IPO, the Company and its subsidiaries elected S Corporation status, under the Internal Revenue Code. As discussed in Note 2 and in connection with the IPO, the Company's S Corporation status was terminated and the Company became subject to federal and state income taxes applicable to C corporations. The accompanying consolidated statements of operations reflect a pro forma income tax provision or benefit for all periods prior to the Company's IPO.

13. RELATED PARTY TRANSACTIONS

Jore Land, LLC (Jore Land), is owned by the Company's majority shareholder and owned certain real property leased to the Company under an agreement that was to expire on September 30, 2003, with an option to renew for an additional five year term. The lease was accounted for as an operating lease. Amounts paid under this lease during the years ended December 31, 2000, 1999, and 1998 were $-0-, $42,000, and $84,000, respectively. On February 1, 1999, the Company acquired an option to purchase approximately 40 acres of land and the attached construction improvements, including the property referred to above, at fair market value from Jore Land, LLC. On June 28, 1999, the Company exercised the option, for payment of $2.7 million, and the lease was terminated.

At December 31, 2000, 1999, and 1998, Jore Land owed the Company the net amounts of $-0-, $9,999 and $34,102, respectively.

Periodically, the Company's employees perform work for Jore Land in administrative and technical areas, such as engineering and accounting. Charges for these types of services by the Company for the years ended December 31, 2000, 1999, and 1998 were $-0-, $20,417, and $10,157, respectively.

Shareholder notes receivable totaling $1.1 million and $1.6 million at December 31, 2000 and 1999, respectively, are due on demand and bear interest at 6%. The total amount of interest income earned in 2000 and 1999 from shareholder notes was $121,570 and $54,589, respectively.

Shareholder notes payable are due on demand and bear interest at 10%. The total amount of accrued interest expense in 2000 and 1999 from shareholder notes was $13,009 and $143, respectively.

Beginning January 1, 1998, the Company's sales affiliate, Manufacturers Specialty Marketing, Inc. (MSM), received a commission on Company sales, which amounted to $1,785,913 during the year ended December 31, 1998. Of this amount, $225,279 was payable at year-end 1998. Beginning January 1, 1999, most Company sales were made through Manufacturers' Sales Associates, LLC (MSA), an affiliate of MSM. MSA receives a commission on most Company sales. The agreement terminates upon notice by either party at least 60 days in advance of the intended termination date. MSM was owned 100% by one non-employee director of Jore and one other non-employee former director of the Company. MSA is owned by the same two individuals and four other non-employee salesmen who market the Company's products. Commissions earned by MSA for the years ended December 31, 2000 and 1999 were $1,380,817 and $1,245,424, respectively. As of December 31, 2000 and 1999, the Company had prepaid commissions to MSA of $412,791 and $298,608, respectively.

MBJ Flying Service, a company owned by the father of the Company's majority shareholder, provides aviation services to the Company. Total payments to MBJ Flying Service during the years ended December 31, 2000 was $60,178. There were no payments made in 1999 or 1998.

Printing Press, Incorporated (PPI), a company partially owned by a former non-employee director and shareholder of the Company, provides packaging services to the Company. Total purchases from PPI during the years ended December 31, 2000, 1999, and 1998 were $1,880,653, $2,597,810, and $2,003,062, respectively. Related accounts payable balances at December 31, 2000 and 1999 were $132,975 and $256,775, respectively.

The Company has entered into consulting agreements with a non-employee director of the Company. Total fees incurred during the years ended December 31, 2000 and 1999 were $107,916 and $16,667, respectively. An additional $90,417 will be incurred in 2001 under this agreement.

Affiliates of a non-employee director of the Company were participants in a bridge loan facility, which was closed in June 1999 and repaid in full in October 1999. The affiliates of the director received warrants for 20,000 shares of Company common stock at a purchase price of $9.10, exercisable for 3 years from their date of issuance. The warrants have an estimated fair value of $18,698.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company has noncancellable operating leases for various property and equipment. These leases expire at various times over the next five years. A material portion of the leases are for manufacturing equipment. The agreements pertaining to the manufacturing equipment are five-year leases with two one-year renewal options. The majority of these operating leases were amended to become capital leases in November of 1999. Their maturities are reflected in the debt footnote disclosure.

Rent expense for each of the years ended December 31, 2000, 1999, and 1998 totaled $277,781, $535,618, and $301,181, respectively. Future minimum lease payments required under operating leases are as follows:

                Year ending December 31:
                  2001                                         $366,243
                  2002                                          251,868
                  2003                                          264,598
                  2004                                          210,204
                  2005                                          140,135
                  Thereafter                                       None

License Agreements - In January 1998, the Company entered into an agreement with a third party for its interest in one invention. The Company pays the party a fee based on the manufacturing cost and the Company's margin related to this invention. Expenses for the years ended December 31, 2000 and 1999 were $17,592 and $41,090, respectively.

On April 28, 1999, the Company signed an agreement with The Stanley Works that grants the exclusive license to the Stanley(R) brand name for all power tool accessories for a contracted royalty rate. The terms of the agreement are through December 2004, and may be renewed by the Company through December 2009. Royalties paid to The Stanley Works as of December 31, 2000 and 1999 were $110,000 and $117,336, respectively.

On December 27, 1999, the Company signed agreements with The Norton Company, to purchase substantially all of the Company's grinding wheels, abrasives and surface preparation products from Norton or its affiliates. The terms of the agreement are through December 2004. In exchange for this purchasing agreement, the Company obtained an exclusive, royalty-free license to use the name "Speed-Lok(TM)" for sales of drilling and driving products in North America for an indefinite duration. There are no minimum purchase volumes or fixed pricing agreements required. If the supply arrangements are terminated, the Company will be required to pay a royalty of 3% on all "Speed-Lok(TM)" product sales annually to Norton, with a minimum royalty of $500,000.

Purchase Commitments - In May 1999, the Company entered into a strategic alliance agreement with a manufacturer of certain proprietary equipment. The manufacturer agreed to produce and sell to the Company this equipment for five years on an exclusive basis provided it purchases approximately $5.3 million in equipment each year. In addition to the minimum purchases, the Company must pay an additional $1.0 million to the principal of the manufacturer for consulting services in placing the equipment in service, of which $400,000 was payable during the first year and $200,000 in each subsequent year until fully paid. In exchange for these payments, the Company will receive exclusive access to the equipment and its proprietary design for the five-year period. This equipment is being financed through capital leases under a master lease agreement. The Company is currently in litigation with the manufacturer regarding its sale of the exclusive equipment to competitors of the Company. Pursuant to the litigation, the Company is no longer purchasing or taking delivery of additional equipment. See discussion below at Litigation.

Research and Development Agreements - During 1999, the Company entered into two agreements with a third party to accomplish certain product research and development. The two agreements require total payments of $500,000. Total payments to date under this agreement are $309,566.

Product Warranty Reserve - In the past, the Company experienced minimal returns of manufactured products. Therefore, the financial statements do not include a product warranty reserve at December 31, 2000 or 1999.

Litigation - In December 2000, the Company entered into litigation with International Tool Machines of Florida, Inc. ("ITM"), the manufacturer and supplier of its proprietary drill bit manufacturing machinery. Management believes that ITM has violated its exclusive dealing and nondisclosure agreements with the Company as well as a previous settlement agreement with ITM with respect to previous breach of contracts. The Company seeks to prevent ITM from selling these or similar machines to others. ITM has filed several counterclaims alleging breach of contract and damages.

If ITM is permitted to sell the Company's proprietary drill bit manufacturing equipment to third parties, including its competitors, it would lose its exclusive right to these technologically advanced drill bit manufacturing machines. An unfavorable outcome to the Company in this matter could have a material adverse effect on the Company's competitive position in the drill bit market. No estimate of the range of possible loss can be made at this time.

The Company is, from time to time, a party to various other legal actions and administrative proceedings and subject to various other claims arising in the ordinary course of business. The Company and its legal counsel believe the disposition of these matters will not have a material adverse effect on the financial position or operations of the Company.

15. RESTATEMENT

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 1999, the Company's management determined that the net deferred tax liability resulting from the conversion to a C corporation from an S corporation should have been recorded as income tax expense rather than a direct reduction of equity in the 1999 consolidated financial statements. As a result, the accompanying 1999 consolidated financial statements have been restated from the amounts previously reported to give effect to the correction of this item. The effect of the restatement is an increase in income tax expense from $633,238 to $2,544,890, a decrease in income before extraordinary items from $5,843,635 ($0.55 and $0.54 per basic and diluted share) to $3,931,983 ($0.37 and $0.36 per basic and diluted share), and a decrease in net income from $4,929,683 ($0.46 and $0.45 per basic and diluted share) to $3,018,031 ($0.28 and $0.28 per basic and diluted share) for the year ended December 31, 1999. Net equity for the related period did not change.

Previously reported quarterly results for 2000 have also been restated to reflect unfavorable inventory variances that were identified in the fourth quarter. See further discussion at Note 16.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Subsequent to the issuance of the Company's unaudited interim financial statements on a Form 10-Q for the period ended September 30, 2000, the Company's management determined that approximately $4.6 million of a total $9.8 million in 2000 inventory and manufacturing variance adjustments recorded to cost of sales in the fourth quarter should have been recorded in the previous interim periods. As a result, the interim results of operations for the quarters ended March 31, June 30, and September 30, 2000 have been restated from the amounts previously reported in the Company's Form 10-Q's. A summary of the unaudited quarterly financial information including the effects of the restatement is as follows:


                                                                           (Quarter Ended)
                                                  (In Thousands, except for per share information) (Unaudited)
                                      -----------------------------------------------------------------------------------
                                              March 31,              June 30,            September 30,       December 30,
                                                2000                   2000                  2000               2000
                                      ----------------------  ---------------------   ---------------------  ------------
                                            As                    As                      As
                                        Previously      As    Previously      As      Previously      As
                                         Reported   Restated   Reported    Restated    Reported    Restated                  Total

Net revenues                           $  7,063    $  7,063    $  9,018    $  9,018    $ 15,870    $ 15,870    $ 20,896    $ 52,847
Cost of goods sold                        4,988       5,733       7,086       8,359      10,862      12,569      20,605      47,266
                                       --------    --------    --------    --------    --------    --------    --------    --------

Gross profit                              2,075       1,330       1,932         659       5,008       3,301         291       5,581
Operating expenses:
  Productdevelopment                        110         110         339         339         397         397         439       1,285
  Sales and marketing                       483         483       1,163       1,163       1,575       1,575       4,178       7,399
  General and
    administrative                        1,679       1,679       1,558       1,558       1,628       1,628       1,443       6,308
                                       --------    --------    --------    --------    --------    --------    --------    --------
  Total operatingexpenses                 2,272       2,272       3,060       3,060       3,600       3,600       6,060      14,992
                                       --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) from
operations                                 (197)       (942)     (1,128)     (2,401)      1,408        (299)     (5,769)     (9,411)
Other expense (income)                      608         608         948         948       1,053       1,053       1,305       3,914
                                       --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before
 income tax                                (805)     (1,550)     (2,076)     (3,349)        355      (1,352)     (7,074)    (13,325)
Income tax  benefit                        (282)       (282)       (714)       (609)       (101)       (246)     (1,287)     (2,424)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss)                      $   (523)   $ (1,268)   $ (1,362)   $ (2,740)   $    254    $ (1,106)   $ (5,787)   $(10,901)
                                       ========    ========    ========    ========    ========    ========    ========    ========
Net income (loss) per share:
Basic                                  $  (0.04)   $  (0.09)   $  (0.10)   $  (0.20)   $   0.02    $  (0.08)   $  (0.42)   $  (0.79)
Diluted                                $  (0.04)      (0.09)   $  (0.10)   $  (0.20)   $   0.02    $  (0.08)   $  (0.42)   $  (0.79)

Weighted average
  common shares
 Outstanding:
 Basic                                   13,836      13,836      13,844      13,844      13,867      13,867      13,857      13,857

 Diluted                                 13,836      13,836      13,844      13,844      13,932      13,867      13,857      13,857

The results for 2000 were adversely affected by the $9.8 million in costs relating to inventory and manufacturing variances generated from production inefficiencies and start-up costs. Of the total costs, $5.9 million was comprised of excess manufacturing and labor costs associated with start-up for the nationwide rollout of the Company's fast-change products at The Home Depot, construction and implementation of a new distribution center, and deployment of capital equipment for the Company's continuing vertical integration efforts. These inefficiencies and costs also were related to building product in anticipation of higher revenue for the year. The Company experienced an unexpected softness in the retail market in the fourth quarter and was unable to rapidly scale back production. The remaining $3.9 million of the costs was comprised of physical count variances, extraordinary freight charges, and purchase price variances.

The following is a summary of unaudited quarterly financial information for the year ended December 31, 1999:


                                     --------------------------------------------------------------
                                                             QUARTER ENDED
                                     --------------------------------------------------------------
                                                             (In Thousands)

                                                                   Sept. 30, 1999                              Total
                                     March 31,    June 30,       As            As          Dec. 31,       As           As
                                       1999        1999      Previously     Restated,        1999     Previously    Restated,
                                                              Reported     see Note 15                 Reported    see Note 15

Net revenues                           $9,798      $8,259      $14,378      $ 14,378       $21,436      $53,871      $53,871
Cost of goods sold                      6,858       5,886        9,282         9,282        13,287       35,313       35,313
                                       ------      ------      -------      --------       -------      -------      -------

Gross profit                            2,940       2,373        5,096         5,096         8,149       18,558       18,558
                                       ------      ------      -------      --------       -------      -------      -------

Operating expenses:
  Product development                     117         109          268           268           127          621          621
  Sales and marketing                     376         382          822           822         1,648        3,228        3,228
  General and administrative            1,150       1,167        1,618         1,618         1,519        5,454        5,454
                                       ------      ------      -------      --------       -------      -------      -------

Total operating expenses                1,643       1,658        2,708         2,708         3,294        9,303        9,303
                                       ------      ------      -------      --------       -------      -------      -------

Income from operations                  1,297         715        2,388         2,388         4,855        9,255        9,255
Other expense                             457         598        1,069         1,069           654        2,778        2,778
                                       ------      ------      -------      --------       -------      -------      -------

Income before income tax                  840         117        1,319         1,319         4,201        6,477        6,477
Income tax expense                                      7           25         1,937           601          633        2,545
                                       ------      ------      -------      --------       -------      -------      -------
Income (loss) before
  extraordinary item                      840         110        1,294          (618)        3,600        5,844        3,932
Extraordinary item                                                 914           914                        914          914
                                       ------      ------      -------      --------       -------      -------      -------

Net income (loss)                      $  840      $  110      $   380      $ (1,532)      $ 3,600      $ 4,930      $ 3,018
                                       ======      ======      =======      ========       =======      =======      =======

Certain amounts in prior quarters have been reclassified to conform to current presentation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the Directors of the Company is set forth in the Proxy Statement relating to the Company's annual meeting of stockholders to be held on June 4, 2001 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements. The following financial statements of the Company and the report of the independent public accountants thereon, are included in this Form 10-K.

                         Report of Independent Public Accountants

                         Balance Sheets as of December 31, 2000 and
                           December 31, 1999

                         Statements of Operations for the years ended  December
                           31, 2000, 1999 and 1998

                         Statements of Stockholders' Equity for the years
                           ended December 31, 2000, 1999 and 1998

                         Statements of Cash Flows for the years ended
                           December 31, 2000, 1999 and 1998

                         Notes to Financial Statements

          2.   Financial Statement Schedules

                         Schedule II - Valuation and Qualifying Accounts

                         All other  schedules  have  been  omitted  because  the
required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

          3.   Exhibits

               3.1       Amended and Restated Articles of Incorporation (1)
               3.2       Bylaws (1)
               4.1 Description of capital stock contained in the Amended and Restated Articles (See Exhibit 3.1)
               4.2 Description of rights of security holders contained in the Bylaws (See Exhibit 3.2)
               4.3       Form of common stock certificate (1)
               4.4       Form of Common Stock Warrant  issued in pre-IPO  bridge
                         financing
               4.5 Form of Registration Rights Agreement executed in pre-IPO bridge financing
               10.1      Amended and Restated Jore  Corporation  1997 Stock Plan
                         (1)
               10.1.1    Amendment  dated  October  25,  1999 to the Amended and
                         Restated Jore Corporation 1997 Stock Plan (2)
               10.2      Common Stock Purchase Option, dated February 10,  1999,
                         between Jore Corporation and William M. Steele, Trustee of the Steele Family Trust
               10.4 Exclusive Supply Agreement, dated October 1, 1998, between Jore Corporation and Sears, Roebuck and Co. *(1)
               10.8 Master Equipment Lease Agreement, dated July 6, 1998, between Key Corp and Jore Corporation (1)

               10.9      Interim  funding  Loan and  Security  Agreement,  dated
                         March 3, 1999, between Key Corp Leasing and Jore Corporation (1)
               10.10 Patent Assignment, dated January 1, 1999, between Jore Corporation and Matthew Jore (1)
               10.12 Patent Assignment, dated January 1, 1999, between Jore Corporation and Matthew Jore (1)
               10.13 Patent Assignment, dated January 1, 1999, between Jore Corporation and Matthew Jore (1)
               10.14 Form of Lock-up Agreement executed by certain of Jore Corporation's shareholders (1)
               10.15 Patent Assignment, dated April 2, 1999, between Jore Corporation and Matthew Jore (1)
               10.16     License  Agreement,  dated April 28, 1999, by and among
                         Stanley Logistics, Inc., The Stanley Works and Jore Corporation*(1)
               10.18 Patent Assignment, dated January 1, 1999, between Jore Corporation and Matthew Jore (1)
               10.19 Limited Craftsman(R) Trademark License Agreement, dated May 3, 1999, between Sears, Roebuck and Co. and Jore Corporation (1)
               10.20 Sales and Marketing Agreement, dated January 1, 1999, between Jore Corporation and Manufacturers' Sales Associates, LLC*(1)
               10.21 Employment Agreement, dated June 8, 1999, between Matthew B. Jore and Jore Corporation (1)
               10.22 Purchase Agreement, dated April 7, 1999, between DADCO and Jore Corporation (1)
               10.23 Guaranty, dated April 7, 1999, given by Matthew B. Jore to DADCO (1)
               10.24 Purchase Agreement, dated June 4, 1999, between Blaine Huntsman and Jore Corporation (1)
               10.25 Guaranty, dated June 4, 1999, given by Matthew B. Jore to Blaine Huntsman (1)
               10.26 Registration Rights Agreement, dated June 4, 1999, between Jore Corporation and Blaine Huntsman (1)
               10.27 Independent Contractor Agreement, dated June 30, 1999, between Thomas E. Mahoney and Jore Corporation (1)
               10.27.1 First Amendment to Independent Contractor Agreement, dated July 23, 1999, between Thomas E. Mahoney and Jore Corporation
               10.27.2 Second Amendment to Independent Contractor Agreement, dated September 30, 1999, between Thomas E. Mahoney and Jore Corporation
               10.28 Strategic Alliance Agreement, dated May 7, 1999, between Jore Corporation and International Tool Machines of Florida, Inc. (1)
               10.29 Business Consultant and Management Agreement, dated May 7, 1999, between Jore Corporation and Karl Giebmanns
                         (1)
               10.30 Credit Agreement, dated August 19, 1999, between First Security Bank, N.A. and Jore Corporation (1)

               10.31 Indemnity Agreement, dated September 14, 1999, between Matthew B. Jore, Michael W. Jore, Merle B. Jore, The Michael Jore Family Trust, The Matthew Jore Family Trust and The Merle and Faye Jore Family Trust (1)
               10.32     Jore Corporation 1999 Employee Stock Purchase Plan (3)
               10.32.1 Jore Corporation 1999 Employee Stock Purchase Plan, as amended
               10.33 Supply Agreement, dated December 27, 1999, between Norton Company and Jore Corporation
               10.34     Trademark License  Agreement,  dated December 27, 1999,
                         between Norton Company and Jore Corporation
               10.35     Amendment dated as of September  20, 2000,  relating to
                         the License Agreement dated as of April 28, 1999, between Jore Corporation, Stanley Logistics, Inc., and the Stanley Works *(4)
               16.1 Letter, dated July 7, 1999, from Galusha, Higgins & Galusha re change in certifying accountant (1)

               21.0      List of Jore Corporation's Subsidiaries (1)

               23.1      Consent of Deloitte & Touche LLP

--------------------------------------------------------------------------------

* Portions of this exhibit have been omitted pursuant to an order of the Commission granting the Company's application respecting confidential treatment thereof.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-78357 as amended.

(2)  Incorporated by reference to the Company's  Registration  Statement on Form
     S-8,  No.   333-94029.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-94043.

(4)  Incorporated by reference to 10-Q filed on November 14, 2000.

     (b)  Reports on Form 8-K.

          Jore Corporation filed no reports on Form 8-K during the fourth quarter of 2000.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JORE CORPORATION


                                           /s/ MONTE W. GIESE
                                           -------------------------------------
                                           By:     Monte W. Giese
                                           Title:  Chief Financial Officer

Date: April 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:


                  /s/ Matthew B. Jore       President, Chief Executive Officer
-------------     -----------------------   Chairman
                      Matthew B. Jore       (Principal Executive Officer)


                  /s/ Monte W. Giese        Chief Financial Officer
-------------     -----------------------   (Principal Financial and Accounting
                      Monte W. Giese        Officer)

                  /s/ Michael W. Jore       Executive Vice President and
-------------     -----------------------   Director
                      Michael W. Jore


                  /s/ David H. Bjornson     Executive Vice President, General
-------------     -----------------------   Counsel, Secretary and Director
                      David H. Bjornson


                  /s/ Thomas E. Mahoney     Director
-------------     -----------------------
                      Thomas E. Mahoney


                  /s/ James K.Loebbecke     Director
-------------     -----------------------
                      James K.Loebbecke


                  /s/ James Mathias         Director
-------------     -----------------------
                      James Mathias

                                            Schedule II
                                            Valuation and Qualifying
                                            Accounts

Year Ended              Balance at       Charged/(Credited) to              Inventory         Balance at end of
                        beginning of     costs and                          disposed or       period
                        period           expenses                           written off

Inventory Valuation Allowance

December 31, 2000       $488,585         $1,351,728                         $(65,664)           $1,774,649

December 31, 1999        435,354            287,218                        ($233,987)              488,585

December 31, 1998        410,802             24,552                                0               435,354

Accounts    Receivable    Valuation
Allowance

Year Ended              Balance at        Charged/(Credited) to             Accounts             Balance at end of
                        beginning of      costs and                         receivable written   period
                        period            expenses                          off

December 31, 2000       $ 56,645         $ 151,234                          $ (65,495)           $ 142,384

December 31, 1999             --            56,645                                 --               56,645

December 31, 1998             --                --                                 --                   --