Form 10-Q
period 2001-03-31
JORE CORP
filed 2001-05-22
CIK 1081207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                Yes __X_ No_____


As of April 30, 2001, there were 13,946,843 shares of the Registrant's Common Stock, without par value, outstanding.

                                JORE CORPORATION

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                            Page
Part I    Financial Information ..............................................3
Item 1.   Financial Statements ...............................................3
          Consolidated Balance Sheets ........................................3
          Consolidated Statements of Operations for the
          three months ended March 31, 2001 and 2000 .........................4
          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000 ...............................5
          Notes to Consolidated Financial Statements .........................6
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ......................8
Item 3.   Qualitative and Quantitative Disclosures
          About Market Risk .................................................12

Part II   Other Information .................................................12
Item 1.   Legal Proceedings .................................................12
Item 2.   Changes in Securities and Use of Proceeds..........................13
Item 3.   Defaults Upon Senior Securities....................................13
Item 6.   Exhibits and Reports on Form 8-K ..................................13

Signatures ..................................................................13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                JORE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                       March 31,         December 31,
                                                          2001              2000
                                                     ---------------   ---------------
                                                      (unaudited)
                                        ASSETS

Current assets:
  Cash and cash equivalents                                   $ 354             $ 353
  Short term investments                                        126               124
  Accounts receivable                                         3,522            16,082
  Shareholder notes receivable                                1,033             1,146
  Notes receivable from affiliates                               24                25
  Inventories                                                21,934            26,206
  Other current assets                                        4,725             4,536
                                                     ---------------   ---------------
  Total current assets                                       31,718            48,472

Property, plant and equipment, net                           81,674            79,882
Intangibles & other long-term assets, net                     1,076               930
                                                     ---------------   ---------------
Total assets                                               $114,468          $129,284
                                                     ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $ 9,003          $ 11,943
  Accrued expenses                                            3,992             4,349
  Operating line of credit                                   27,851            35,000
  Shareholder note payable                                      321               337
  Current portion of long-term debt                          36,451            38,899
                                                     ---------------   ---------------
  Total current liabilities                                  77,618            90,528

Long-term debt, net of current portion                        8,776             3,402
Deferred income tax liabilities                               1,533             1,395
                                                     ---------------   ---------------
Total liabilities                                            87,927            95,325

Shareholders' equity:
  Preferred stock, no par value                                   -                 -
  Common stock, no par value                                 41,338            41,236
  Deferred compensation - stock options                         (22)              (26)
  Retained earnings                                         (14,775)           (7,251)
                                                     ---------------   ---------------
  Total shareholders' equity                                 26,541            33,959
                                                     ---------------   ---------------
Total liabilities and shareholders' equity                 $114,468          $129,284
                                                     ===============   ===============

                   See notes to consolidated financial statements.

                                JORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (unaudited)

                                                            Three months ended March 31,
                                                               2001              2000
                                                        ---------------    --------------
Net revenues                                                   $ 6,170           $ 7,063
Cost of goods sold                                               9,519             5,733
                                                        ---------------    --------------
Gross profit (loss)                                             (3,349)            1,330

Operating expenses:
  Product development                                              137               110
  Sales & marketing                                              1,279               483
  General & administrative                                       1,401             1,679
                                                        ---------------    --------------
  Total operating expenses                                       2,817             2,272
                                                        ---------------    --------------

Income (loss) from operations                                   (6,166)             (942)

Other (income) expense:
  Interest expense, net                                          1,356               619
  Other (income) expense                                             2               (11)
                                                        ---------------    --------------
  Other expense                                                  1,358               608

Income (loss) before income taxes                               (7,524)           (1,550)

Provision (benefit) for income taxes                                 -              (282)
                                                        ---------------    --------------
Net income (loss)                                             $ (7,524)         $ (1,268)
                                                        ===============    ==============


Net income (loss) per common share:
   Basic                                                       $ (0.54)          $ (0.09)
   Diluted                                                     $ (0.54)          $ (0.09)

Shares used in calculation of income (loss) per share

   Basic                                                        13,932            13,836
   Diluted                                                      13,932            13,836

         See notes to consolidated financial statements.

                                JORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                       Three months ended March 31,
                                                         2001              2000
                                                     --------------    --------------
Operating activities:
Net income (loss)                                         $ (7,524)         $ (1,268)
Noncash charges (credits) to income:
  Depreciation and amortization                              1,153               958
  Deferred income taxes                                          -               520
  Provision for inventory obsolescence                       1,264                35
  Amortization of discount on investments                        -              (106)
Changes in operating accounts:

  Accounts receivable                                       12,419            11,898
  Inventories                                                3,008            (3,791)
  Other current assets                                         (51)           (1,365)
  Accounts payable                                          (2,941)           (4,727)
  Accrued expenses                                            (357)              887
  Other current liabilities                                    143               (38)
                                                     --------------    --------------
Net cash provided by operating activities                  $ 7,114           $ 3,003

Investing activities:
Purchase of property and equipment                          (2,933)           (7,532)
Increase in intangibles and other long-term assets            (158)             (182)
Proceeds from sale of investments                                -             3,000
Other, net                                                     114                22
                                                     --------------    --------------
Net cash used by investing activities                     $ (2,977)         $ (4,692)
                                                     --------------    --------------

Financing activities:
Proceeds from options exercised                                  -                85
Proceeds from employee stock purchase plan                     102                 -
Proceeds from long-term debt                                 3,518            11,020
Payments on long-term debt                                    (591)           (4,151)
Payments on short-term debt                                    (16)             (103)
Payments on operating line of credit, net                   (7,149)           (5,089)
                                                     --------------    --------------
Net cash provided (used) by financing activities          $ (4,136)          $ 1,762
                                                     --------------    --------------

Net increase (decrease ) in cash                                 1                73

Cash and cash equivalents:
    Beginning of period                                        353                94
                                                     --------------    --------------
    End of period                                            $ 354             $ 167
                                                     ==============    ==============

Supplemental disclosures:
  Interest paid                                              $ 910           $ 1,635

       See notes to consolidated financial statements.

                                JORE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  Basis of Presentation and Subsequent Event

     On May 22, 2001, Jore Corporation filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Code") in the District of Montana. Jore has received a commitment for debtor-in-possession financing from its principal lenders. The term of the financing agreement, subject to certain conditions, is through December 31, 2001. As a debtor-in-possession under the Code, Jore is authorized to operate its business in the normal course, but may not enter into transactions outside the normal course of business without court approval.

     Jore's liquidity shortfall in 2001 was caused by several issues. First, slowing retail economic conditions have resulted in lower than anticipated revenues since mid-2000. This revenue slow-down occurred at a time when Jore was completing its $70 million vertical integration program to expand internal manufacturing capabilities and production capacity. Also, the cost and effort of the nationwide rollout of Stanley(R) branded products at the Home Depot was significantly greater than expected. Each of these issues has strained Jore's cash and borrowing capacity in the first half of 2001, which is also the low period of Jore's seasonal production and sales.

     During the reorganization period, Jore will continue to explore available strategic alternatives including the sale of all or part of its operations. Proceeds from a sale will be used first to repay secured creditors, and second to repay unsecured creditors as of the date of the filing. The percentage recovery for secured and unsecured creditors depends on a number of factors, including the ultimate selling price and resolution of disputed claims. It is unlikely there will be any remaining value to the Company's common shareholders. As part of the restructuring, the Company has requested to pay certain unsecured debts that relate to its ongoing business, including payments to employees and critical suppliers.

     The consolidated balance sheet of Jore Corporation as of March 31, 2001, the related consolidated statements of operations for the three month period ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring items, that are necessary for a fair presentation of the financial information set forth therein, assuming continued operations under Chapter 11. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as required by the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual financial statements and notes. You should read these interim financial statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the notes thereto for the year ended December 31, 2000, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three month period ended March 31, 2001, the Company incurred a net loss of $7.5 million, and as of March 31, 2001, the Company's current liabilities exceeded its current assets by $45.9 million. Inventories at March 31, 2001, are stated at market value. The Company also has significant excess manufacturing capacity and is not in compliance with several provisions of its debt agreements as of March 31, 2001. These factors, among others, raise substantial doubt about whether the Company will be able to continue as a going concern.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary under Chapter 11 proceedings.

(2)  Significant customers:

     Our sales are concentrated among a few major customers. Sales to customers who individually accounted for 10% of total sales for the three months ended March 31, 2001 and 2000, and receivables from customers who individually accounted for 10% of total receivables at March 31, are as follows:

                               Three months ended   Three months ended
                                 March 31, 2001       March 31, 2000
                                 --------------       --------------
Sales to:
            Customer A               38.5%                47.6%
            Customer B                2.9                 21.2
            Customer C                5.4                 22.6
            Customer D               49.5                  1.1
            All other                 3.7                  7.8
                                    ------               ------
                                    100.0%               100.0%
                                    ======               ======

Receivables from:
            Customer A               46.3%                50.2%
            Customer B                3.3                 25.5
            Customer C                4.9                 15.9
            Customer D               37.4                  0.0
            All other                 8.1                  8.4
                                    ------               ------
                                    100.0%               100.0%
                                    ======               ======

(3)      Balance Sheet Components

                                 March 31,             December 31,
                                    2001                  2000
                                 -----------           -----------
                                          (In thousands)
Inventories
  Component parts/raw materials    $10,373              $10,465
  Work in progress*                  9,321               11,077
  Finished goods                     5,259                6,439
  Provision for obsolescence        (3,019)              (1,775)

  Inventories                      $21,934              $26,206
                                   =======              =======

*Work-in progress is composed primarily of finished sub-assemblies, which includes hex-shank drill bits, hex-shank masonry bits, completed but unlabeled screw guides and other component parts.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Jore Corporation's unaudited consolidated financial statements and notes thereto included at Item 1 of this quarterly report. Certain statements contained in this report, including, without limitation, projections of revenues, income, expenses, and loss, plans for product development, future operations, and financing needs or plans, as well as statements containing words like "believe," "anticipate," "estimate," "intend," "seek," "expect," and other similar expressions, constitute "forward-looking statements" within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. You should not rely on these forward-looking statements, which reflect our opinion as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such material differences include but are not limited to risks described in Item 1 "Business-Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                    Overview

     Jore Corporation is engaged in the design, manufacture and marketing of innovative power tool accessories and hand tools for the do-it-yourself and professional craftsman markets. Our business commenced in 1987. Our products include drilling and driving power tool accessories, a proprietary quick-change drilling and driving system, and selected hand tools. The quick-change system provides rapid interchangeability for a full range of hex-shank drilling, driving, and surface preparation accessories.

     On May 22, 2001, Jore Corporation filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Code") in the District of Montana. Jore has received a commitment for debtor-in-possession financing from its principal lenders. The term of the financing agreement, subject to certain conditions, is through December 31, 2001. As a debtor-in-possession under the Code, Jore is authorized to operate its business in the normal course, but may not enter into transactions outside the normal course of business without court approval.

     Jore's liquidity shortfall in 2001 was caused by several issues. First, slowing retail economic conditions have resulted in lower than anticipated revenues since mid-2000. This revenue slow-down occurred at a time when Jore was completing its $70 million vertical integration program to expand internal manufacturing capabilities and production capacity. Also, the cost and effort of the nationwide rollout of Stanley(R) branded products at the Home Depot was significantly greater than expected. Each of these issues has strained Jore's cash and borrowing capacity in the first half of 2001, which is also the low period of Jore's seasonal production and sales.

     During the reorganization period, Jore will continue to explore available strategic alternatives including the sale of all or part of its operations. Proceeds from a sale will be used first to repay secured creditors, and second to repay unsecured creditors as of the date of the filing. The percentage recovery for secured and unsecured creditors depends on a number of factors, including the ultimate selling price and resolution of disputed claims. It is unlikely there will be any remaining value to the Company's common shareholders. As part of the restructuring, the Company has requested to pay certain unsecured debts that relate to its ongoing business, including payments to employees and critical suppliers.

                              Results of Operations

Three Months Ended March 31, 2001, compared to Three Months Ended March 31, 2000

     NET REVENUES decreased from $7.1 million for the three months ended March 31, 2000, to $6.2 million for the three months ended March 31, 2001, representing a 13% decrease. The overall decrease in net revenues, we believe, is a result of slowing general economic conditions beginning in late 2000. Consequently, many of our customers began 2001 with excess inventories. In 1999 we started to shift our sales focus from power tool manufacturers (or "OEM") to large retailers. Our OEM sales decreased from $3.1 million in the first quarter 2000 to $0.5 million in the first quarter 2001. Direct-to-retail sales under private and licensed brands increased from $4.0 million in the first quarter 2000 to $5.7 million in the first quarter 2001.

     COST OF GOODS SOLD increased from $5.7 million for the three months ended March 31, 2000, to $9.5 million for the three months ended March 31, 2001. As a percentage of revenues, cost of goods sold increased from 81% for the three months ended March 31, 2000, to 154% for the three months ended March 31, 2001. The higher cost of goods sold percentage in 2001 results from; a) excess capacity costs of $2.4 million; b) a $1.2 million provision for obsolete inventory; and c) about $1.0 million of start-up manufacturing costs from 2000 that were included in our beginning 2001 inventory.

     We invested approximately $70 million in manufacturing equipment in 1999 and 2000 in order to meet anticipated sales demand. Much of the equipment investment is in proprietary drill grinding machines that required significant process understanding and integration. Our current production level, due to seasonality and high beginning inventories, requires only a fraction of the 41 drill grinding machines in service. This low utilization level caused the excess capacity costs in the first quarter 2001, and is expected to continue through the second quarter of this year. Beginning in 2001, we are expensing all manufacturing variances as incurred instead of inventorying a portion of the variances, which was our policy in 2000.

     In 2000 we incurred inefficiencies in starting-up various equipment and initial production runs. Consequently, our ending 2000 inventories include approximately $6.0 million of excess production costs. During the first quarter 2001, we expensed $1.0 million of the excess production costs as the related inventory was sold. The remaining excess production costs will be expensed over the course of 2001 as that inventory is sold.

     The provision for obsolete inventory was incurred to dispose of packaging materials for customers or tool sets no longer supported. Management may further reduce the number of SKUs being actively marketed, which would likely result in additional provisions for excess or obsolete inventory.

     PRODUCT DEVELOPMENT expenses increased slightly from $110,000 for the three months ended March 31, 2000, to $137,000 for the three months ended March 31, 2001. We expect product development expenses to decrease substantially over the remainder of 2001 due to current business conditions.

     SALES AND MARKETING expenses increased from $483,000 for the three months ended March 31, 2000, to $1.3 million for the three months ended March 31, 2001. In the first quarter 2001 we terminated our relationship with Manufacturing Sales Associates ("MSA"), a sales representative organization that received a commission of our sales to specific customers. As part of the termination, we expensed $520,000 of prepaid commissions to MSA. We have replaced MSA with an in-house sales organization, and in March 2001, we hired a Vice-President of Sales and Marketing. We expect overall sales and marketing expenses to decrease slightly over the full year 2001 as compared to 2000.

     GENERAL AND ADMINISTRATIVE expenses decreased from $1.7 million for the three months ended March 31, 2000, to $1.4 million for the three months ended March 31, 2001, mostly due to staff reductions. Executive, managerial and administrative personnel were 106 at March 31, 2000, as compared to 71 at March 31, 2001. In April 2001 we hired a new President. In March 2001, we retained a consulting firm to assist us with our near-term liquidity issues. We expect full year general and administrative costs to be approximately level with the prior year.

     INTEREST AND OTHER EXPENSES increased from $608,000 for the three months ended March 31, 2000, to $1.4 million for the three months ended March 31, 2001 due to higher debt balances. Average interest-bearing debt balances were $72.8 million in the first quarter 2001, compared to $57.2 million in the prior year's first quarter. Interest expense is expected to increase in 2001 over 2000 from anticipated higher average borrowings and a reduction in the amount of interest capitalized.

     INCOME TAXES. There was no income tax benefit recorded in the first quarter 2001 since we cannot provide assurance that we will generate sufficient taxable income in the future to offset our existing net operating loss carryforward. As of March 31, 2001, the tax benefit of our net operating loss carryforward was approximately $8.8 million, for which we have provided valuation allowances of $5.5 million. Our effective income tax rate, excluding the effect of valuation allowances and the change from an S corporation to a C corporation in 1999, has historically ranged from 37% to 40%.

LIQUIDITY AND CAPITAL RESOURCES

     As  part  of  its   Chapter   11   filing,   the   Company   has   received
debtor-in-possession financing from its principal lenders. The financing agreement provides for a maximum borrowing of $35.0 million through December 31, 2001. As of May 22, 2001, Jore had approximately $7.0 million of available borrowings under this agreement.

     Jore may not be able to meet its liquidity needs if it is unable to confirm its plan of reorganization. Under the plan of reorganization, and as required by the debtor-in-possession financing agreement, Jore is solicting buyers of its assets. If no such buyers are identified then the Company may be forced to liquidate its assets.

     It is impossible to determine the ultimate net realizable value of Jore's assets at this time. As such, the accompanying financial statements include no adjustments to the recorded carrying values of Jore's assets and liabilities. It is likely that any asset sales will be maximized if sold as a going concern, and greatly diminished if sold under an orderly or forced liquidation.

     The percentage realization of the pre-petition secured and unsecured liabilities will depend on the ultimate sale of assets, subject to the Court's approval, which is not possible to estimate at this time. In any event, it is unlikely there remains any value to be distributed to Jore's common shareholders.

     For the first quarter 2001, operations provided net cash of $7.1 million from the collection of accounts receivable and noncash charges to income for depreciation, amortization, and inventory obsolescence. We expect to generate additional operating cash from the sale of existing inventories over the course of 2001. However, the seasonality of our business will require working capital investments, primarily in accounts receivable, in the latter half of 2001.

     Net cash used by investing activities for the three months ended March 31, 2001, was $3.0 million. Investing activities consisted primarily of property and equipment purchases, which were funded by additional long-term borrowings. Cash needs for property and equipment purchases are expected to decline substantially over the remainder of 2001.

     Net cash required by financing activities was $4.1 million for the three months ended March 31, 2001, consisting of payments on our operating line of credit partially offset with new long-term debt.

     There can be no assurance that we will successfully reorganize under Chapter 11. If we cannot successfully reorganize, we may be forced to liquidate our assets.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of our cash equivalents and short-term investments are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and marketable securities mature within one year. As a result, we believe that the market risk arising from our holding of these financial instruments is minimal. In addition, all of our current customers pay in U.S. dollars, and, consequently, our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not currently engage in hedging transactions.

     We have exposure to interest rate risk from our short-term and long-term debt. Our long-term debt is both fixed rate and variable rate. We had $35.0 million of long-term debt with fixed rates at March 31, 2001. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis points increase in interest rates and amounts to $42,000 as of March 31, 2001. We do not use derivative financial instruments to manage interest rate risk. The annualized cash flow risk for the variable rate debt based upon a hypothetical 100 basis point increase is estimated at $90,000 as of March 31, 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     There were no sales of unregistered securities during the quarter ending March 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Our operating line of credit, and certain other secured debt, requires the following financial ratio covenants: (i) current ratio not less than 1:1; (ii) leverage ratio not to exceed 2.5:1; and (iii) funded debt to EBITDA not to exceed 4.25:1.

     Jore has been in default of these covenants since December 31, 2000. We have entered into forbearance agreements with our principal lenders which provided a temporary overadvance limit of $8.1 million on our operating line of credit. The forbearance agreements, as well as the original credit agreement, will be amended under the debtor-in-possession financing agreement entered into as part of the Chapter 11 filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this Form 10-Q:
            None


(b)   Reports on Form 8-K
            Jore Corporation filed no reports on Form 8-K during the quarter ended March 31, 2001.


     Items 4 and 5 of Part II have been omitted from this Report as not applicable.



-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      JORE CORPORATION



                                                   ________________________
                                                      By: Mick Quinlivan
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer and Duly
                                                     Authorized Officer)

Date: May 22, 2001